Form 10KSB
period 1997-01-31
SLS INDUSTRIES INC
filed 1998-04-15
CIK 743871

U.S. Securities and Exchange Commission
Washington, DC 20549

FORM 10-KSB

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 0R 15(d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934
For the fiscal years ended January 31, 1995, 1996, 1997

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
SECURITIES AND EXCHANGE ACT OF 1934
For the transition period from ________ to _______ .

Commission File No. 2-90328

SLS Industries, Inc.
(Name of small business issuer in its charter)

	Nevada                                77-0002526
(State of incorporation)             (IRS Employer Id No.)


7223 Parkway Drive Suite 103, Hanover, MD 21076
(Address of Principal Executive Offices)       (Zip Code)

 (410) 712-4155
Issuer's Telephone Number

Securities registered under 12(b) of the Exchange Act:  None
Securities registered under 12(g) of the Exchange Act:  Common
Stock, with par value $0.001 per share

Check whether the issuer (1) filed all reports to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period of that the Registrant was required to file such report(s), and (2) has been subject to such filing
requirement for the past 90 days.	Yes        No   X

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.	 [X]

Issuer's revenues for its most recent fiscal years	1995$
0   1996$     0    1997$        0

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock sold or the average bid and asked prices of such stock, as of a March 3, 1998 was $4,797,710.

As of March 3, 1998, number of shares of Common Stock, outstanding was 15,367,659.


DOCUMENTS INCORPORATED BY REFERENCE

None.

Part 1

ITEM 1.	DESCRIPTION OF BUSINESS

GENERAL

SLS Industries, Inc., a Nevada Corporation (the "Company") is principally engaged in the design, development and marketing of electronic transformers for the lighting industry. The technologies developed by and/or owned by the Company are proprietary in nature. The products have been developed for use in industrial, and commercial lighting applications and will be marketed under the name UNIDIMO.

The Company's principal executive offices are at 7223 Parkway
Drive, Suite 103, Hanover, MD 21076, and its telephone number is
(410) 712-4155.
2

HISTORICAL BUSINESS DEVELOPMENTS

The Company was incorporated in Nevada on September 14, 1983 under the name Photo Acoustic Technology, Inc. ("PAT") by Mantosh Chawla and Majid Amini to design, develop, manufacture and market surface quality inspection systems. On July 12, 1994, PAT acquired all of the outstanding shares of capital stock of Paradigm Industries, Inc., ("Paradigm") a privately held corporation organized under the laws of the state of Maryland, in exchange for 40,638,121 shares of Common Stock of PAT. As a result of the merger, Paradigm became a wholly owned subsidiary of PAT. On August 3, 1995, the Board of directors authorized the change of the Company's name from PAT to SLS Industries, Inc., a Nevada Corporation. Effective January 15, 1996, Paradigm's name was changed to SLS Industries, Inc., a Maryland Corporation. The Company's Maryland subsidiary operates under the name Scientific Lighting Solutions. On February 24. 1995, pursuant to the Share Exchange Agreement dated May 12, 1994, Mantosh Chawla and Majid Amini elected to remove the former business of the Company into a separate business venture. Photo Acoustic Technology, Inc. then became a holding company, with the sole asset being a 100% interest Paradigm Industries, Inc.

Paradigm was founded in 1993 in Baltimore, Maryland without the express purpose of designing energy efficient power supplies for the lighting industry. The Company's three founders were Ronald
E. Spire, R. Richard Saxby and Richard B. Pazornik. Messrs. Spire and Pazornik are still actively engaged in the day to day
operation of the Company.    Mr. Saxby resigned from the active
participation in the Company when Research and Development activity was shifted from his control to the Company's East Coast operations.

On the 17th day of November, 1995, the Company reduced the number of shares outstanding through a 1 for twenty reverse split of the common stock.

On the 17th day of September 1996, the Company completed a private placement which raised $1,054,750 in exchange for the issuance of 5,273,750 shares of common stock.








BUSINESS STRATEGY

The Company seeks to develop and market energy efficient power transformers for use in the commercial and industrial lighting and marketing of light-weight, energy-efficient electronic power marketplace, and seeks to become the leader in the development
supplies for industrial and commercial lighting.   The Company
hopes that its products will advance the use of High Intensity Discharge ("HID") lighting and that the Company will play a leading role in the growth of new applications for the fiberoptic lighting industry.

By the year 2001, the Company hopes to become recognized as a high-quality developer and manufacturer of electronic transformers for industrial and commercial lighting and for fiberoptic lighting. The Company hopes to develop and successfully market its first line of light weight, energy efficient, dimmable HID ballasts for Metal Halide and High Pressure Sodium ("HPS") lighting and the associated fiber optics lighting during the first half of 1998. Through its ongoing commitment to research & development, the Company also hopes to be a leader in the miniaturization of these products. The Company may also seek to diversify through the acquisition of small, yet profitable lighting related companies. There can be no assurances that the Company will be successful in implementing all or any aspects of its proposed business strategy.

The Commercial Lighting Industry

Lighting	There are many different sources of manufactured light,
all with varying applications, performance characteristics and efficiencies. The following chart compares the maximum efficiencies based upon light output of various manufactured light sources available:


[FN]
<FN1>
Philips Lighting, "The Benefits of Better Lighting," Philips
Lighting Company, August, 1989.










Light Source      Lumen Output       Watts to Produce     Relative
                  per Watt <FN1>     10,000 Lumens        Efficiency

Incandescent           24                 417                 1
Tungsten Halogen       25                 400               1.043
Mercury Vapor          63                 158               2.639
Fluorescent           100                 100               4.170
Metal Halide          125                  80               5.213
High Pressure
  Sodium              140                  72               5.792
Low Pressure
  Sodium              200                  50               8.340



Typically, the higher the lumen output per watt, the higher the lamps efficiency is said to be. Compared to standard incandescent lighting, the relative efficiency of Metal Halide and HPS lighting is five to six times greater, making HID generally more efficient and a better choice in the industrial marketplace.

The lighting required for different tasks varies greatly and is described using four criteria: the amount of light required, the balance of light required, glare and color rendering, and color temperature. The amount of light necessary to perform specific tasks varies greatly with the task. The amount of light is measured in foot-candles. The greater the detail of the work, the greater the foot-candles required to light the given area. Therefore, working a detailed operation requires greater foot-candles, then would be necessary in a romantic restaurant setting.

The light must be properly distributed over the intended area to provide visual comfort. Improper distribution of light may cause restlessness and may not provide proper three-dimensional impression for the viewer. Thus, in many lighting applications, such as museums, gymnasia, and retail, having the proper lighting balance is very important. In several of these applications, HID lighting is the preferred mode of lighting. HID provides a broad distribution of light over a given area, making it appropriate in larger retail stores and shopping malls, warehouses, gymnasia, industrial highbay settings and for use in street lighting.
5

Unnecessary glare typically results in visual discomfort and eye fatigue, which may include blurred vision, headaches and nausea. Glare is often caused by unshielded light, such as an unshaded fixture or sunlight. Any source of light may result in glare. Proper use of diffusers can help to eliminate unwanted glare.

The color of objects will vary depending upon the light under which an object is viewed. The color rendering of the several types of lamps varies greatly and may vary significantly within in the same lamp family. Therefore, it is important to utilize the correct type of lighting in each application to avoid discomfort and to enable to viewers to properly see the intended objects. Color rendering is measured by the Color Rendering Index (CRI) with a value of 100 being assigned to incandescent and halogen lamps. Higher CRI levels cause the eye to perceive an increased illumination level, even as the actual lumen output is less. For example, a 250 watt Low Pressure Sodium lamp generates 50,000 lumens with a CRI of 0-18, whereas a 250 watt Metal Halide lamp puts out only 31,250 lumens with a CRI of 65-
92. However due to its significantly higher CRI (78.5 on average), the typical observer would perceive there is greater light generated by the Metal Halide lamp. However, the actual amount of light is based on the lumen output in a given area and not the CRI. Both characteristics are important factors in determining the appropriate lighting for specific applications. The chart which follows details the CRI for the various light sources currently available:


Light Source                       CRI
Incandescent/Halogen               100
Metal Halide
  (clear/coated)                 65-92
Fluorescent - High
  Lumen T12                      75-85+
Fluorescent - T8                 75-85+
White High Pressure
  Sodium                         80-84
Fluorescent - T10                   80
"Deluxe" High
  Pressure Sodium                   65
Fluorescent - Cool
  White T12                         62
Fluorescent - Warm
  White T12                         53
Mercury Vapor
  (clear/coated)                 22-52
High Pressure Sodium                25
Low Pressure sodium               0-18

Different sources of light are also assigned a Color Temperature based upon whether the light perceived by the eye is either cool or warm. Warmer lights are generally preferred in environments requiring lower illuminance, such as restaurants. Cooler lights are generally preferred in environments requiring higher illuminance, such as hospital operating theaters. Light sources are assigned a temperature rating in Kelvins, with a temperature of 3500K designated as neutral. The following chart shows the spectrum of temperatures for different natural and manufactured light sources.

Light Source          Degrees K          Temperature
Northlight/Blue Sky     9,000               Cold
Overcast Sky         6,500-7,500
Daylight Fluorescent    6,400
Mercury Vapor           5,900
Summer Sunlight         5,600
Daylight                5,000K
Metal Halide            4,500
Cool White
  Fluorescent           4,250               Cool 4,100K
Tri-phosphor
  Fluorescent        3,000-4,100            Neutral 3,500
Halogen Incandescent    3,000               Warm 3,000
40 Watt Incandescent    2,500
High Pressure Sodium    2,000
Candle                  1,800


HID Lighting	HID is one segment of the commercial lighting
industry. HID technology uses arc discharge lighting with high power factor density for the light producing elements. It differs from incandescent lighting in which a filament is heated thereby emitting a glow of light, or fluorescent lighting in which gas is excited within a tube. HID lighting includes High Pressure Sodium (HPS), Metal Halide and Mercury Vapor Lamps. SLS has developed a complete family of light weight, energy efficient, electronic HID ballasts used in both HPS and Metal and

7
high efficiency. HPS fixtures are appropriate for applications requiring long lamp life and high efficiencies with where color rendering (CRI) is not an important factor. Such applications may include street lighting, outdoor lighting, industrial, horticultural, and security lighting. A major application for HPS lighting is in mutli-level garages. Metal Halide lighting is appropriate in areas where high efficiency and good color rendering are important. Applications for Metal Halide include highlighting architecture, bridges and monuments, sports lighting, street lighting, auto lots, surface parking lots, indoor high-bay settings and commercial lighting.

Lighting Industry 	The Lighting Industry represents a large
segment of the US economy. Based upon the US Industrial Outlook, 1994-Electric Lighting and Wiring Equipment, the value of all domestic lighting related shipments in 1993 totaled in excess of $6 billion, with annual growth projected at seven percent through 1994. From SLS's position, its products straddle both the Lighting and the Power Transformer Industries. On the basis of 1991 statistics taken from the Current Industrial Report ("CIR") MQ36C(92)-5 and based upon U.S. Census Bureau Information for 1991 relating to SIC 36123, the Power Transformer Industry totaled almost $1.2 billion in domestic sales, not including exports.


Year           Overall ($mill)    Comm & Indstr        Outdoor
                               ($mill)            ($mill)
1988              5325.4              2094.8             987.8
1989              5912.6              2316.7            1021.4
1990              5870.8              2379.7            1061.5
1991              5577.8              2293.4            1053.9
1992              5978.7              2221.2            1158.6
1993              6495.9              2340.8            1229.3
1994              7054.8              2500              1310
1995 (est.)       7568.3              2725              1425
2000 (projection) 9360                3365              1800

The lighting marketplace has been undergoing rapid changes over the past five years, and is expected to continue to change because of the pressures placed on the industry to develop more energy-efficient lighting products. Increasing costs of power generation and increasing consumption of energy are factors which the Company believes are driving the change in the industry.

8

Existing HID ballast technology is based on magnetic core/coil products developed in the 1960's. SLS has developed the ETL safety listed line of high frequency electronic ballast for HID applications.

Electronic HID Transformers	Like fluorescent lighting ballasts,
in order to ignite and maintain the lamp HID lighting requires a change in the line current to enable the lamp to emit and maintain its light output. This is the purpose of the ballast in both types of lighting. The HID ballast provides the following operational functions for the lamp:

-    Provide the proper starting voltage
-    Regulate the lamp starting and operating current
- Transform the supply voltage to the open-circuit voltage required by the lamp for reignition during each half cycle operation

The Company's electronic ballast is one of the first to replace magnetic core/coil technology with electronic components to create a light weight, energy efficient ballast for these applications.

Based upon the Government's information contained in CIR MQ3629C(92)-5, electronic fluorescent ballasts make up the fastest growing segment of the Power Transformer Industry. Total sales in 1986 were less than $12 million, but grew over 22 times by 1992 to exceed $270 million.<FN2> Over the past several years, growth in the ballast market has been primarily due to the increased application of the electronic ballast in the fluorescent marketplace. It is the Company's concept to establish and mirror that same type of growth for the HID segment of the marketplace. Just as the electronic fluorescent ballast has come to be the standard for the industry, the Company believes that its product line will also be the standard in HID ballast innovation.

The current technology used in HID ballasts is based upon the magnetic core and coil technology of the 1960's. These ballasts use a significant amount of energy to "excite" the lamp and continue to draw ever increasing amounts of power during their operational lives. SLS believes that there exists a substantial need in the market to bring HID ballast technology into the twenty-first century, by creating a lightweight, energy

9
efficient, electronic HID ballast. Unlike the traditional core and coil ballast, the electronic ballast draws a consistent amount of power over its life and delivers a consistent power supply to the lamp, thereby helping to maintain a more constant output from the lamp. Total Harmonic Distortion (THD) is reduced, thereby limiting interference with other building operating systems, and a higher Power Factor is achieved, thereby making the ballast operate with greater efficiency over a core/coil ballast. The UNIDIM ballast also offers continuous dimming from 100% down to 50% for Metal Halide lamps and to 40% for HPS lamps.

Magnetic ballasts used in HID applications are extremely heavy and cumbersome. As a result of the significant weight factor of the magnetic ballasts, fixtures had to be designed to support and sustain the weight of not only the lamp and its housing, but to primarily support the weight of the ballast. Designing fixtures with sufficient structural support is extremely costly. Because SLS's ballasts are significantly lighter in weight (up to 70%), the structural design and the manufacture of fixtures can be simplified. These changes could permit lighting designers to develop new, exciting state-of-the-art light fixtures, with better performance specifications.

The electronic ballast replaces the components of a core/coil ballast with appropriate electronic technologies, such as capacitors, resistors, and in some instances with integrated circuits. Electronic ballasts for HID applications operate at very high frequency, which causes less lamp flicker and reduces lamp noise. Electronic technology also causes the ballast to run significantly cooler than traditional core/coil ballasts. Even after hours of continuous operation, an electronic HID ballast feels warm to the touch, whereas a core/coil ballast cannot be touched. Core/coil ballasts typically operate at 75 to 80* centigrade (167-176* Fahrenheit). The cooler operating environment, may also serve to reduce the operating extremes under which the lamp must perform.


[FN]
<FN2>
Electronic ballasts have only been available for fluorescent lighting. No electronic ballasts have been available for HID lighting.

10

The Company's electronic HID ballast have all been designed to operate at less than 10% THD. In addition, Metal Halide and HPS core/coil ballasts also require a capacitor and ignitor. SLS electronic ballast couples these components into the design, thereby eliminating the need for three separate components. The overall weight of SLS products is dramatically reduced over what is currently available. For example a 400 watt SLS Metal Halide ballast weighs approximately 6.6 pounds, whereas a typical core/coil ballast for the same wattage may weigh up to 26 pounds, without the ignitor.

Glossary

AC                 Alternating Current
Ballast            A power supply designed to provide the proper starting
                   voltage to a particular lamp, which also regulates the
                   starting and operating current and can transform the
                   supply voltage as required during each cycle of operation.
CIR                Current Industrial Report, published by the US Dept.
                   of Commerce
Color Rendering
 Index (CRI)       The higher the CRI assigned to a particular source
                   of light, the greater the perception by the human
                   eye of increased illumination.
DC                 Direct Current
EPA                Environmental Protection Agency
ETL                Electronic Testing Laboratory - conduct performance
                   testing
Fluorescent        A type of lamp in which mercury vapor is excited by
                   electrical current and which ultra violet light is
                   generated and visible to the eye.
Foot candle        The illuminance on a surface that is everywhere, one
                   foot from a uniform point source of one candle and
                   equal to one lumen per square foot.
High Intensity
  Discharge (HID)  Lamps with an arc discharge device with a high power density for light producing elements (greater than
                   3 watts/cm2), including High Pressure Sodium and
                   Metal Halide.  HID lamps are used where substantial
                   light output is required, along with long, reliable
                   life and high efficacy (lumens per watt)
High Pressure
  Sodium (HPS)     An HID lamp in which the arc discharge passes through
                   mercury and sodium vapors
Incandescent       An electric lamp in which a filament gives of light
                   when heated.
ITL                Independent Testing Laboratory - conduct performance
                   testing
Lamp               Industry term for Light Bulb.
Lumen              A unit if light equal to the light emitted by a uniform
                   point source of one candle.
Metal Halide       An HID lamp in which the arc discharge through combined
                   vapors of mercury and other metals, which are introduced
                   into the arc tube as compounds of Iodine.
OEM                Original Equipment Manufacturer
QC                 Quality Control
R&D                Research and Development
SIC                Standard Industrial Classification - US government
                   classification for goods and services
T-12               Standard fluorescent lamp diameter of 1.5 inches.
                   This size lamp is being replaced with a smaller, more
                   efficient lamp designated as a T-8, having a one inch
                   diameter.
Temperature        Designation given to either natural or manufactured
                   light based upon the eye's perception of a light source
                   as cool or warm.
THD                Total Harmonic Distortion
UL                 Underwriters Laboratory - conduct performance testing
Watt               The rate of work represented by a current of one ampere
                   under a pressure of one volt and taken as the standard in the US equal to 1/746 horsepower.


Products

The Company is principally engaged in the design, development, and marketing of electronic ballasts for the lighting industry. The design of the Company's products are proprietary in nature and are used primarily to light HID Lamps. These lamps are found extensively in retail stores, shopping malls, commercial office buildings, outdoor street lighting, industrial high bay lighting, gymnasia and athletic field lighting and parking facilities (both high rise and lot type parking). The Company's line of electronic HID ballasts are significantly lighter in weight than traditional magnetic ballasts used for the same purposes. In addition, the Company's electronic ballasts are expected to provide greater energy efficiency than currently available alternatives.

12
The Company has developed electronic ballasts for two different types of HID lamps, Metal Halide and HPS, as well as for use in related fiberoptic fixtures. Lamps for these fixtures come in a variety of wattages and are used in a variety of lighting applications. The Company believes that it's technology can be applied to a complete range of wattages of HID lamps. Fiberoptic fixtures are typically used in artistic and commercial lighting displays, such as architectural or accent lighting.

At present the Company's 150-250 watt MH ballasts are in the first limited production run. The 300-400 watt ballast is in the development stage and will be submitted for safety agency testing
during 1998.   Safety agency testing was completed for the 150-
250 watt models in November 1997. It is the Company's intent to eventually offer ballasts which will operate lamps ranging in size from 35 watt through 1,000 watts running off Alternating or Direct Current and with dimming and other specialized characteristics.

Because of the technical advancement from magnetic core/coil to electronics, it is expected that the Company's products will offer its HID customers and end users up to 25% greater energy efficiency, a significant savings in the weight of the ballasts (and in turn the lighting fixture), greater consistency or performance over the life of the ballast (and in turn the lighting fixture). The Company hopes to eventually design its products with a smaller footprint, which will permit fixture designers to reduce the size of the fixture and to experiment with bold designs for HID fixtures. Fiberoptic applications will also be able to take advantage of the lighter weight and the dimmablitly features of these products as well as the reduced heat generation and smaller footprint.

In addition, through continued commitment to the development of new energy efficient products the Company hopes to continually introduce new, energy efficient power supply products to the marketplace.

In an effort to achieve the market objectives for an energy efficient, electronic HID ballast, the Company has identified several milestones which must be realized prior to introduction of the product to the marketplace:

- design and submit patent applications for the technologic advancement which allows production of energy efficient, electronic HID ballasts
13
- develop and demonstrate prototypes of the energy efficient, electronic HID ballasts
- enter into strategic alliances for the commercialization of the products with OEM Fixture manufacturers
- have products safety certified for the United States and Canada
- schedule a field test for the products to determine their capability, commercial applications and versatility.

The Company has successfully completed the first second and fourth milestones noted above and currently is having the 150-250 watt electronic Metal Halide ballast tested by several OEM manufacturers for performance and verification of product specifications following which the Company believes that it will enter in several alliances with OEM manufacturers. The Company is developing several test sites for its products in and around the Baltimore area.

The Company introduced its early prototypes of the electronic HID ballasts at Lightfair International '94 '95 '96 and '97 (Lightfair). Lightfair is one of the industry's premier trade shows. Lightfair is co-sponsored by the International Association of Lighting Designers (IALD) and the Illuminating
Engineering Society of North America (IESNA).   In addition, the
Company displayed prototypes of its energy efficient, HID ballasts at smaller shows as a precursor to Lightfair. The trade shows have generated significant interest from potential customers that can be grouped into the following arenas:

-     Original Equipment Manufacturers (OEMs)
-     Government, including federal, state and municipal governments
-     Retrofit Marketplace

On the basis of the response from show attendees, show management personnel, and other exhibitors at Lightfair, the Company believes that it is the only company in the industry developing a complete line of electronic HID ballasts. Several other companies have limited range of ballast wattages, but the Company does not believe that any competitor is developing a complete HID line of ballasts covering standard wattages. The Company believes that it will have a significant market advantage, as the overwhelming majority of end users in all target groups will require a full range of wattages and dimming capability to meet their HID lighting needs.


14
Manufacturing and Raw Materials

Ballast production will be undertaken by subcontractors, as there is an overabundance of high quality electronic assemblers in the North America. This will alleviate the need to acquire costly manufacturing equipment. The initial production run has been subcontracted to Innovative Electronics Corporation (IEC) located less than 45 minutes from SLS technology center. This contract was awarded on a competitive basis with several companies competing for this award. By using subcontractors, the Company has a distinct advantage of not having to invest significant sums of capital in a manufacturing operation, but even more importantly, provides the ability to contract with high quality manufacturers with proven Quality Assurance programs, thereby reducing the risk of manufacturing errors. IEC will build the second production run of 200 units. After the run of 200 are produced, SLS will then recompete further production, which is anticipated to reach 5,000 units per product within 9 months of product entry. SLS is in the process of qualifying several multi-million dollar US electronics manufacturers. All of the companies have manufacturing facilities in Mexico. This will allow the Company to produce large scale quantities at very favorable labor rates.

The manufacturing process used is primarily automatic insertion based on through-hole technology. Key factors in the manufacturing process are limiting the number of hand inserted devices and maintaining quality control over components and production.

Current design uses commercially available components except for transformers and the housings. The Company has procured the components for initial runs and has established favorable pricing with component vendors. Vendors have been asked to kit parts in order to take advantage of decreased costs which further reduce acquisition costs to the Company. The Company is also actively discussing the creation of proprietary ICs for future products, with two of the major semi-conductor companies.

Competition




As the Company is among the first to have developed a complete line of energy efficient electronic HID ballasts, there is little competition from similar products. However, there are several major companies that offer traditional magnetic HID ballasts. Based on our research, these companies may be in the process of developing electronic ballasts that will compete with the Company. However, both the enormity of the marketplace and the fact that these companies are not nearly ready to introduce their own electronic HID ballasts to the marketplace will allow for this future competition and should allow for profitability of the Company. Several ballast manufacturers have developed single electronic ballasts for specific lamps, however none of these companies have been able to develop a complete line of HID ballasts and are not likely to be able to do so in the relative short term.

The Company believes that the principle criteria for competition in the market for energy efficient, electronic HID ballasts will be time to market. As this is a premium product line, cost competitiveness, while an issue, will be minimal, especially in the retrofit market. The advantages of increased efficiency, reduced weight, quiet operation and especially the ambient dimming capabilities provide an economic payback which more than offsets the products premium price point. Many applications provide an economic payback in under 12 months, with substantial energy savings accruing to the end user over the extended life of the ballast.

Research & Development

Since the Company's inception, virtually all of the Company's activities have been focused on research and development ("R&D"). The Company anticipates continued R&D to develop smaller, lighter and even more efficient electronic ballasts for the lighting industry over the next five years.

The 150-250 watt Metal Halide and HPS ballast received ETL safety testing approval in late November 1997. The Company expects to submit the 300-400 watt version of the ballast for safety testing during early second quarter 1998.

Currently he Company maintains a research facility at its Hanover, MD offices. The Company's R&D activities are implemented and supervised by W.J.J. Hoge, VP-Engineering and

Operations (See "Management". In addition to Mr. Hoge three other Electrical Engineers are on the staff which operates a R&D facility in Hanover, MD which employs 2.5 equivalent full time engineers.

In response to demonstrated needs of our market, the Company's products are being designed to include both dimming and non-dimming models. Models are currently available which include power factor correction circuits, which permit continuous operation during both brown out and power surge condition over an input voltage range of 90v through 310v. The UNIDIM ballasts are being designed to permit the end user a greater ability to reduce and control the use of energy and thereby decrease variable overhead costs dramatically. Large lighting consumers, such as stadia, commercial real estate companies, institutions and other larger users of energy will be provide with the flexibility of continuous seamless dimming of the lamps to as low as 40%.

Market & Sales

The Company anticipates that the majority of its sales will be sold to Original Equipment Manufacturers ("OEM"). The Company is currently discussing entering into semi-exclusive contracts with two or three of the major HID fixture OEMs. These companies would have the semi-exclusive right to the Company's products for their markets. The Company is actively discussing these agreements with three of the largest 5 manufacturers in the United States. The Company has submitted proposals valued at more than $8.6 million in gross sales of specialized products.

To the extent that the Company enters into the semi-exclusive agreements noted above, the Company may be dependent upon a few buyers for the majority of the sales of its products. The loss of one or more of those buyers could have materially adverse impact on the Company's financial condition.

For sales relating to the retrofit market, the Company may contract directly with retrofitters. Alternatively, the Company may make direct sales to end-users of the Company's ballasts, particularly where a high sales volume might be involved, such as municipalities or other government entities.

The ballasts for fiber optic applications will be sold direct to the OEMs, due to the small number of firms competing in the fiber optic market.
17

The Company maintains it's primary sales office in Hanover, MD and is headed by Charles N. Osher, Exec. VP Sales and Marketing and a west coast sales office staffed by Ronald Spire. See
"Management".

Because of electronic HID ballast's similarities to the revolution which occurred in the electronic fluorescent marketplace, our sales strategy will mirror the growth of the electronic ballast in the fluorescent lighting arena. A continued selling factor will be working with local public utilities to have electronic ballasts for HID lighting included in the various rebates programs.

The Company's marketing strategy incorporates plans to sell our light weight, energy efficient, dimmable, electronic HID ballasts through several channels. Direct sales will be handled through experienced manufacturer's representatives. Major OEM sales will be handled internally. Initial coverage for sales will focus on the Northeast, Mid-Atlantic and Southern California markets. Coverage will be extended throughout the country gradually, in order to ensure product availability and performance.

Employees

The Company currently has three full-time employees and one full-time consultant (Charles Osher) and three engineers and one mechanical design engineer employed on a part-time basis. It is the intent of the Company and Mr. Osher to continue his employment under an employment contract, the basis for which has been negotiated. The Company intends to expand its R&D head count by employing two more full time electrical engineers and a full time engineering technician by mid 1998.

Intellectual Property & Patents

The Company believes that the technology to be utilized in the UNIDIM products is proprietary in nature. The Company intends to file appropriate patent applications to protect the technology and will continue to protect technologies developed in the future.

The Company had filed patent applications in India and the United
States for the technology developed in it former laboratory in Pune, India. This technology also related to electronic ballasts for use in HID lighting. The Company has ceased operations at the Pune site and is not actively pursuing the patents for the technology developed therefrom, after discussions with counsel. The Company believes that the current technology developed in its Hanover laboratory is distinct and based upon different engineering principles than the theory used in the Pune models so as to merit a separate filing.


Certain Risks Relating to the Company

Highly Speculative Venture. The Company will introduce new products of its own development or acquisition into the marketplace and there is no guarantee of the acceptance of these products in the marketplace. The introduction of any new product to market is highly speculative in nature.

Dependence on Key Personnel. The Company's future success depends on a large part in the continued service of its key management personnel. The Company is particularly dependent on the skills and contributions of W.J.J. Hoge, the Company's senior technical VP, who could die or become disabled, or otherwise unavailable or who may voluntarily terminate employment with the Company at any time and whose departure or unavailability would have a material adverse effect in the Company's business. The Company will institute "key person" life insurance policies on its key personnel. There can be no assurance that the Company's current employees will continue to work for the Company or that the Company will be able to obtain the services of additional personnel necessary for the Company's growth.

Capital Needs, Uncertainty of Additional Funding. The Company anticipates that it will require additional financing in order to satisfy its capital requirements for the immediate future. To the extent that the additional funds are generated, together with existing resources, are insufficient to fund the Company's activities, the Company will likely need to raise additional funds through public or private financing and there can be no assurance that the Company will be able to raise additional funds. The Company may also seek additional financing if market conditions are favorable. If additional funds are raised through the issuance of equity securities, the percentage ownership of then current stockholders of the Company will be reduced and such equity securities may have rights, preferences or privileges senior to those of the holders of the Company's Common Stock. No assurance can be given that additional financing will be available or that, if available, it will be available on terms favorable to the Company or its stockholders. If adequate funds are not available to satisfy capital requirements, the Company may be required to curtail its operations significantly or to obtain funds through arrangements with strategic partners or others that may require the Company to relinquish material rights.

Limited Operating History. The Company is a development stage company and has limited operating history upon which an evaluation of its prospects can be made. The likelihood of the Company's success must be considered in light of the numerous risks, expenses, difficulties, complications and delays typically encountered in connection with the growth and expansion of a new business.

Changing Technology. The ballast technology developed by SLS represents a change in the current available technology. Therefore, there can be no guarantee that the product will gain market acceptance. In addition, other companies may develop similar products which would compete directly with the Company's ballasts. There can be no guarantee that the Company's products will remain state-of-the-art and that new products developed and sold by others will not make the Company's products obsolete.

Product Liability. SLS has obtained Liability Insurance and will continue such coverage if available at a reasonable cost.
However, future increases in insurance premiums could make it prohibitive for us to maintain adequate insurance coverage. A large damage award against SLS, not adequately covered by insurance, would adversely affect our financial position.


ITEM 2.	DESCRIPTION OF PROPERTY

The Company's leases its executive offices located at 7223 Parkway Drive, Suite 103, Hanover Maryland 21076. The Company also occupies sales space in Los Angeles, California. Gross Rental payments are $1,050 per month. The Lease for the Hanover facility extends through February 1999. It is likely that the Company will continue to occupy these facilities and should expansion be necessary, additional space is available adjoining the current leased site.
20



ITEM 3.	LEGAL PROCEEDINGS

The Company is involved in normal day-to-day litigation, however management does not believe that any of the litigation will have a significant effect on the Company's financial statements.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of the Company's shareholders held on September 23, 1994, the following persons were elected as directors: Mantosh Chawla, Majid Amini, R. Richard Saxby and Ronald E. Spire and Richard B. Pazornik. Messrs. Chawla and Amini were to serve on the Board until they elected to remove the original Photo Acoustic Technology business unit from the Company. Mr. Saxby resigned from the active participation in the Company when R&D activity was shifted from his control to the Company's East Coast operations.

The Shareholders also voted in favor of instituting a change in the name of the Company from Photo Acoustic Technology, Inc. to SLS Industries, Inc. The Board of Directors intended to effectuate this name change prior to completion of Fiscal Year
1996.

No other matters have been submitted to a vote of the shareholders.



ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

The number of shareholders of the Company's common stock as of January 13, 1998, is approximately 750. The Company has not paid any dividends and does not foresee paying any dividends in the near future.

In November 1990, the Company's stock was delisted from the Philadelphia Stock Exchange due to the Company's inability to meet the exchanges "total assets" requirement. The stock is still listed on the NASDAQ Bulletin Board.

ITEM 6.	MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Note on Forward Looking Statements
Some of the information presented in this report constitutes forward looking statements within the meaning of the Private Securities Litigation Act of 1995. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. Factors which could cause actual results to differ from expectations include timing of orders received from customers; the gain or loss of significant customers; changes in the mix of products sold; changes in the cost and availability of parts and supplies; new product development activities; competition and changes in demand for the Company's products; and other factors which may impact operations and manufacturing. For additional information concerning these and other important factors which may cause the Company's actual results to differ materially from expectations and underlying assumptions, please refer to "Certain Risks Relating to the Company."

General
The Company is in the development stage and has been primarily engaged in research and development activities with the objective of developing and commercializing its electronic HID Ballast products. Since the date of the merger, the Company has generated only minimal income from interest . The Company has not generated revenues from the sale of its electronic HID ballasts. Since the merger, the Company has funded its R&D activities from the proceeds of its initial capitalization, bridge financing obtained in December 1995 which raised $125,000, and a private placement of stock completed in September 1996 which raised $1,054,750 million. The Company has continued to explore opportunities to generate additional working capital to fund its continuing R&D activities. However, the Company's efforts have been adversely affected by the lack of a completed product ready for market introduction and by the Company's lack of compliance with its reporting obligations under the Securities Exchange Act of 1934, as amended , among other factors.


Results of Operations
Historical Business. Prior to the merger, the Company had generated, from February 1, 1993 through January 31, 1994 revenues of $373,464, with a net loss before taxes and extraordinary items of $267,602. However, the business activities from which such revenues were generated were disposed of by the Company on February 24, 1995. See "Discontinued Operations" in the notes to financial statements. The balance of this report is based upon the Companies continuing business operations unless indicted.

Continuing operations. Since the date of the merger, the Company has only generated $22,773 of revenues from interest income and has not generated any revenues from product sales. Based upon the Company's expectation of receiving its first production contract and the continued development of new products, and the Company's expectations that ongoing marketing efforts will be successful, the Company expects that revenues from product sales will commence in the first quarter of calendar year 1998.

The Company's operating expenses aggregated $300,494, $266,145 and $564,664 in fiscal years ended January 31, 1995, 1996 and 1997 respectively, consisting primarily of R&D expenses, marketing, general and administrative expenses and interest expenses as described below.

R&D expenses were $154,472, $3,565 and $31,763 in the fiscal years ended January 31, 1995, 1996 and 1997 respectively. The decrease in R&D expenses from 1995 to 1996 was primarily attributable to the lack of capital. The increase in R&D expenses from 1996 to 1997 issuance of an R&D contract with LCI. Future R&D expenses for FY 1998 will be significantly higher due to the availability of funds and the increase of on site staff. In 1995 R&D expenses consisted of development costs associated with operations in Pune, India. In 1996 R&D expenses consisted of winding down the Pune operations. In 1997, R&D expenses consisted of the LCI development contract.

Marketing and general and administrative ("G&A") expenses were $127,202, $261,017 and $526,318 in fiscal years ended January 31, 1995, 1996 and 1997, respectively. In 1995, marketing and G&A expenses consisted primarily of office expenses including office expenses for R&D facilities and associated administrative expenses and the acquisition of office equipment. In 1996, marketing and G&A expenses consisted primarily of capital raising expenses, salaries and office related expenses. In 1997, marketing and G&A expenses consisted primarily of salaries, office expense repayment of short term debt and related costs of raising capital. The increase from 1995 to 1996 in marketing and G&A expense was primarily attributable to the costs associated with raising capital. The increase from 199 to 1997 in marketing and G&A expense was primarily attributable to the costs associated with raising capital, the addition of two staff members, repayment of short term debt and paying off of overdue accounts payable.

Interest expense was incurred in fiscal 1996 and 1997 of $1,563 and $6,583 respectively, and was primarily related to short term financing. No interest expense was incurred in fiscal 1995. The short term debt was a series of three bridge loans totaling $125,000 which was paid off in full during FY 1997.

As a result of the absence of revenues (other than minimal amounts) and the continued increases in operating expenses, including substantial expenditures on R&D, the Company had a pre-tax loss of $300,494, $265,145 and $542,891 in fiscal 1995, 1996 and 1997 respectively. The decrease in the pre-tax loss from 1995 to 1996 was primarily attributable to the limitation on available funds. The increase in the pre-tax loss from 1996 to 1997 was primarily attributable to expanded efforts for product development and the repayment of debt and past due accounts.

The absence of pre-tax income has resulted in the Company not having to pay any Federal or State income taxes in fiscal 1995, 1996 and 1997. In addition, the Company's operations have resulted in certain net operating loss carry-forwards and tax credits which, subject to significant limitations, may be utilized to offset a limited portion of the Company's future Federal Income Taxes, if the Company is able to generate taxable income in future years. See Note G of the Notes to Consolidated Financial Statements included in Item 7.

In Fiscal 1995, the Company had a net loss of $334,689, or $0.295 per share, based upon 1,134,398 weighted average shares outstanding. In Fiscal 1996, the Company had a net loss of $265,145, or $0.104 per share, based upon 2,544,691 weighted average shares outstanding. In Fiscal 1997, the Company had a net loss of $542,891, or $0.071 per share, based upon 7,661,956 weighted average shares outstanding. The changes in the number of shares outstanding was a result of the taking on of the bridge financing and other efforts to raise capital and the payment of past salaries to personnel via payment in restricted common stock.


Discontinued Operations

In 1994, the Company merged with Paradigm and the Company's historical business was subsequently disposed of in a transaction with prior management. As a condition of the Share Exchange Agreement, prior management had the right to remove the historical business of the Company. The results of the Company's prior business operations are reflected as "Discontinued Operations" in the Company's financial statements.

In fiscal 1995 (the last year of reported activity for such discontinued operations), the Company had a loss from discontinued business operations, net of income taxes of $61,164 and received a gain from disposal of assets and liabilities of $26,969. The disposal of the operation was completed in fiscal 1995.

Liquidity, Capital Resources and Financial Condition

At January 31, 1997, the Company had cash and cash equivalents of $332,163, as compared to $26,926 at January 31, 1996. However, as of October 31, 1997 the Company's cash balance had been reduced to $9,792. The increase in cash from 1996 to 1997 was primarily attributable to the remaining proceeds from the private placement completed in fiscal 1997. The decrease from the end of fiscal 1997 to October 31, 1997 was primarily attributable to the cost of ongoing operations. A private placement was completed in September 1996, in which the Company raised $1,054,750. No affiliate of the Company received any fees from the private placement. The Company issued 5,273,750 shares of 144 restricted common stock in exchange for the funds.

The Company did not generate cash from operations, but did generate interest income of $22,773 during the fiscal years ending January 31, 1995, 1996 and 1997. Net Cash provided by financing activities was $277,766, $185,300 and $909,326 for the fiscal years ended January 31, 1995, 1996 and 1997 respectively. The net cash provided by financing activities in 1995 consisted of cash advances from officers net of repayments of $156,716 and proceeds from the exercise of options of $92,375, offset by advances made to officers of $51,175. In 1996, net cash provided by financing activities consisted of borrowing of $158,300 under a bridge loan arrangement and net proceeds from the issuance of stock under S-8 agreements ($16,000) and the exercise of stock options ($45,275), and cash advances from officers (net of repayments) of $2,000. The bridge financing raised approximately $150,000, the terms of the financing were as follows lenders received 10% interest on the monies borrowed in addition, lenders received 144 restricted common stock of 5 shares for every dollar borrowed. The bridge financing has been repaid in its entirety. In 1997, net cash provided by financing activities consisted of proceeds of $1,054,750 from the issuance of stock in a private placement, offset by repayment and retirement of the bridge loans of $125,000 plus accumulated interest and repayment of cash advances to officers of $20,424.

The Company had working capital of $332,163 at January 31, 1997, as compared to $26,926 at January 31, 1996. The increase was primarily attributable to the remaining proceeds from the private placement. However, the Company's working capital had decreased to $9,791.92 as of October 31, 1997 primarily as a result of continuing expenditures for ongoing operations including R&D.

Monthly overheard including salaries, rent and utilities are $27,000. Ron Spire, Richard Pazornik and John Hoge have employment contracts with SLS, wherein they are paid semi-monthly the sums of $3,542, $3,542 and $2,500 respectively. Charles Osher is a full time consultant and receives the sum of $3,000 semi-monthly. Rent expenses are $1,050 per month. And costs of leasing lab equipment amount to $600 per month.

The Company submitted the first line of products for safety testing to ETL and UL laboratories In July 1997. Final safety testing approval was received for the 150-250 watt Metal Halide
Ballasts in late November 1997.

The Company is currently attempting to raise up to $2,500,000 of new capital to finance continued R&D and to move from a totally
R&D environment into manufacturing and marketing of the Company's products. It is anticipated based upon commitments from Investment Bankers that these funds will be raised during the first quarter of FY99 (February - April 1998).

The Company's current level of working capital together with the Company's current stockholders' deficit, raise substantial doubt about the Company's ability to continue as a going concern. Should the investment capital be forthcoming the Company's operations will be funded for a considerable period and should be sufficient to move the Company into the manufacturing and sales stages.

There can be no assurances that the Company will be able to obtain additional sources of capital and/or financing to increase its working capital. There can also be no assurances that the Company's products will generate market acceptance. As a result, there can be no assurance that the Company will ever generate revenues from product sales. In addition, there can be no assurance that sufficient sales will be generated to result in profits for the Company.


ITEM 7.	FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES


                                                      PAGE
INDEPENDENT AUDITORS' REPORT                          F1

FINANCIAL STATEMENTS

BALANCE SHEETS AS OF JANUARY 31, 1997, 1996 AND 1995  F2

STATEMENTS OF OPERATIONS FOR THE YEARS ENDED
JANUARY 31, 1997, 1996 AND 1995                       F3

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED JANUARY 31, 1997, 1996 AND 1995   F4

STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
JANUARY 31, 1997, 1996 AND 1995                       F5

NOTES TO FINANCIAL STATEMENTS                         F7

All financial schedules have been omitted because they are either not applicable or the information is included in the notes to financial statements.


ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

Prior to the Share Exchange, the accounting firm of record was Farber and Haas. Farber and Haas was dismissed as a result of the relocation of the Company's executive offices from Westlake Village, California to Baltimore, MD. The new auditors are Reznick Fedder & Silverman and are located in Baltimore, MD.
Form 8-K filed contemporaneously with this From 10-KSB reflects this change. The change in auditors was approved by the board of directors at a meeting held on the March 1, 1995.


ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL
PERSONS

Richard B. Pazornik, 40- President and director. Prior to founding the original Company, he was a manager with the International Accounting and Consulting firm of KPMG Peat Marwick from 1988 through 1993. While at Peat Marwick, he specialized in management consulting related to the Aerospace/Defense industry. Among his clients were major Fortune 500 and many multi-national corporations. Mr. Pazornik's experience relates to corporate administration and to day-to-day management of ongoing businesses. Prior to joining Peat Marwick, he served Allied-Signal's Communications Division, working to support contracts valued in excess of $150 million. Mr. Pazornik, is an attorney and was graduated from the University of Maryland, School of Law and Vanderbilt University where he was awarded a Bachelor of Arts degree in Business Administration and Sociology.

Ronald E. Spire, 47 - Vice President and director. Mr. Spire's overall responsibilities include overall marketing of the Company's products and the identification of the strategic business opportunities for the Company. Mr. Spire has served in executive level position of several companies which he has founded, including PCI Group, Syncor International and NuMed Systems. All of these companies have either been brought public or sold to private investor groups. Mr. Spire has been involved in raising capital in excess of $50 million for these companies and other ventures. Mr. Spire is an attorney, having graduated from Southwestern University, School of Law and UCLA.

Charles N. Osher, 57 - Vice President and director. Mr. Osher has more than thirty five years experience in the Lighting Industry having handled sales for various lighting companies and has acquired the rights to various lighting technologies. Mr. Osher has received the certification of Certified Lighting Engineering Professional and is the president of Eclipse Technologies, Inc. Mr. Osher has worked to develop new products for the lighting market. He has successfully developed Commercial Office Lighting, Inc., which in 1978 merged with Potomac Lighting Associates. Mr. Osher has had great success in introducing both new products and new companies to the marketplace. He holds a bachelor of Science in Business from the University of Maryland, with post graduate training at the University of Maryland in Construction Management and Urban Studies.

W.J.J. Hoge, 50 - Vice President. Mr. Hoge has more than 25 years experience as an electrical engineer, having served in director level capacities since 1982. Mr. Hoge has had overall responsibility for the concept, the design and development for several products which have become successful in the marketplace. He has successfully brought several projects to fruition, ahead of schedule and under project budgets. He has over 15 years experience in managing engineering teams and directing related efforts, including working with vendors to develop specific components for various applications. He holds a Bachelor of Engineering from Vanderbilt University and has published numerous papers and has taught several courses in engineering.


ITEM 10.	EXECUTIVE COMPENSATION

The cash compensation for service rendered in all capacities to the Company for fiscal year ended January 31, 1997 by Mr.
Pazornik were $81,906 and for Mr. Spire were $81,906.
Compensation to Charles Osher as a consultant were paid to Eclipse Technologies in the amount of $36,000 plus expenses of $4,840, including travel and tradeshow expenses on behalf of SLS.

The cash compensation for service rendered in all capacities to the Company for February 1, 1997 through October 31, 1997 to Mr. Pazornik were$65,658, for Mr. Spire were $64,458 and for Mr. Hoge were $ 42,750. Mr. Hoge was hired effective February 10,1997. Compensation to Charles Osher as a consultant were paid to Eclipse Technologies in the amount of $51,000 plus expenses of $5,926, including travel and tradeshow expenses on behalf of SLS.

Stock Options

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
				MANAGEMENT

The following table and notes thereto set forth information regarding ownership of SLS common stock as of January 31, 1997
(i) by each person who is known by the Company to own beneficially more than 5% of the Company's common stock, (ii) by each of the Company's directors who own shares, and (iii) by all directors and officers of the Company as a group.

NAME OF BENEFICIAL      NUMBER OF SHARES
OWNER                   OWNED                PERCENT OF CLASS
William Morgan          1,876,875            14.05%
Ronald E. Spire           866,014             6.48%
Richard B. Pazornik     1,133,007             8.48%
Judith S. Pazornik      1,183,007             8.86%
Charles N. Osher          500,000             3.74%
Alex Lushtak              850,000             6.36%
WJJ Hoge                        0             0.00%


All Directors and
Officers as a Group
(four Persons)           2,499,021            18.71%


ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Mr. Pazornik has a three year employment contract which expires in March 2000, wherein Mr. Pazornik is to serve as President of SLS for $85,000, subject to upward adjustment annually of 10%. In addition, Mr. Pazornik is due a bonus of $7,500 for the Company having received safety testing for the 150-250 watt HID ballast. Mr. Spire has a one year Contract to serve as Executive Vice

President which expires in March 1998, wherein Mr. Spire receives $85,000. In addition, , Mr. Spire is due a bonus of $7,500 for the Company having received safety testing for the 150-250 watt HID ballast. Mr. Hoge has a three year employment contract which expires in March 2000, wherein Mr. Hoge is to serve as VP Engineering and Operations for $60,000, subject to upward annual adjustment of 10%. In addition, Mr. Hoge is due a bonus of $10,000 for the Company having received safety testing for the 150-250 watt HID ballast. Mr. Osher, through Eclipse Technology receives $6,000 per month as a consulting fee for which he provides a minimum of 40 hours per week of services as the VP Marketing and acts as the Company's purchasing agent.

Mr. Pazornik and Mr. Spire have on occasion loaned the Company monies to overcome short term cash flow problem and have personally guaranteed the amount of $9,500 for the build out of the Company's offices in Hanover, MD.

As of the date of this submission, the Company has outstanding salaries due employees for the month of December, 1997.


ITEM 13.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
FORM 8-K

(a)	Financial Statements and associated Schedules are listed in
the index to the financial statements 	and filed under Item 7,
Financial Statements, included elsewhere in this Form 10-KSB.

(b)	Reports on Form 8-K.  No reports on form 8-K were filed
during fiscal 1995, 1996 or 1997. However, a Report on Form 8-K was filed contemporaneously with the filing of this Form 10-KSB.

(c)	Exhibits

None.




SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


SLS INDUSTRIES, INC.


By:  RICHARD B. PAZORNIK, PRESIDENT


Dated: April 14, 1997

In accordance with the Exchange Act, this report has been signed by the following persons in the capacities and on the dates stated.

				                                DATE	  	CAPACITY

RICHARD B. PAZORNIK       April 14, 1997    Director

RONALD E. SPIRE           April 14, 1997    Director

CHARLES N. OSHER          April 14, 1997    Director



















INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
SLS Industries, Inc.

We have audited the accompanying balance sheets of SLS Industries, Inc. (the Company) as of January 31, 1997, 1996 and 1995, and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for each of the three years ended January 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SLS Industries, Inc. as of January 31, 1997, 1996 and 1995, and the results of its operations and its cash flows for each of the three years ended January 31, 1997, in conformity with generally accepted accounting principles.


REZNICK, FEDDER & SILVERMAN

Baltimore, Maryland
June 16, 1997







F1


	SLS Industries Inc.
	BALANCE SHEETS
	January 31, 1997, 1996 and 1995


                                 1997        1996       1995
ASSETS
 CURRENT ASSETS
  Cash                        $332,163     $26,926      $279
  Acoounts receivable - other   63,908      10,000    10,000
  Due from officer              24,994       4,570     6,570
     Total current assets      421,065      41,496    16,849

PROPERTY AND EQUIPMENT, NET      6,941       7,943    13,238

OTHER ASSETS
  Intangibles, net               4,368       6,647     8,926
      Total assets            $432,374     $56,086   $39,013

LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)

CURRENT LIABILITIES
  Notes payable              $ 33,300    $158,300  $      -
   Due to officer             163,286     163,286   163,286
   Due to stockholders          4,900       4,900    51,175
   Accounts payable            22,998      11,222    23,436
   Accrued expenses                 -      23,284         -
   Accrued interest payable         -       1,563         -
       Total current
       liabilities            224,484     362,555   237,897

COMMITMENTS

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, Class A
   convertible, $.001 per share
   10,000,000 shares -0- issued
   and                              -            -         -
  Common stock, par value $.001
   per 150,000,000 shares
   authorized; 7,188,739 and
   44,289,759 shares outstanding 14,963       7,189    44,290
  Additional paid-in
   capital                    1,335,652     286,176    91,515
  Accumulated deficit        (1,142,725)   (599,834) (334,689)
     Total Stockholders' equity 207,890    (306,469) (198,884)
     Total liabilities and
       stockholders' equity
       (deficit)               $432,374     $56,086   $39,013


F3
	SLS Industries, Inc.
	STATEMENTS OF OPERATIONS
	Years ended January 31, 1997, 1996 and 1995


                             1997         1996         1995
Revenue
  Other Income           $ 21,773     $  1,000      $     -
     Total revenue         21,773        1,000            -

Expenses
  Research and development  31,763       3,565       154,472
  Marketing, general and
   administrative          526,318     161,017       127,202
  Interest                   6,583       1,563             -
  Other expenses                 -           -        18,820
     Total expenses        564,664     266,145       300,494
     Loss from continuing
      operations before
      income taxes        (542,891)   (265,145)     (300,494)

Income Taxes                     -           -             -
     Loss from continuing
       operations         (542,891)   (265,145)     (300,494)

Discontinued operations
  Loss from operations, net
    of income                    -           -       (61,164)
  Gain from disposal of
    assests and liabilities      -           -        26,969

     Loss from discontinued
       operations                -           -       (34,195)

Per share inforamtion
   Loss from continuing
     operations             $(.071)     $(.104)       $(.265)
Net loss                    $(.071)     $(.104)       $(.265)


F4

	SLS Industries, Inc.
	STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
	Years ended January 31, 1997, 1996 and 1995




                                Common Stock     Additional      Accumulated   Total Stockholders'
                                                 Paid-In         Deficit       Equity
                             Number    Amount    Capital                       (Deficit)

Balance January 31, 1994   2,825,110   $ 2,825 $1,274,564     $(1,253,193)     $  24,196
Shares issued in
  reorganization          35,738,195    35,738 (1,274,564)      1,253,193         14,367
Options Exercised            860,000       860          -               -          4,867
Net Loss                           -         -          -        (334,689)      (334,689)
Balance January 31,1995   44,289,759    44,290     91,515        (334,689)      (198,884)
Shares issued              1,100,000     1,100     14,900               -         16,000
Shares issued in lieu of
compensation              86,285,000    86,286          -               -         86,286
Options exercised          2,100,000     2,100     43,175               -         45,275
Shares issued in
  settlement              10,000,000    10,000          -               -         10,000
1 for 20 reverse stock
  split                 (136,586,000) (136,586)    136,586              -              -
Net Loss                           -         -           -       (265,145)      (265,145)
Balance January 31,1995    7,188,759     7,189     286,176       (599,834)      (306,469)
Shares issued in lieu of
compensation and bridge
loan financing             2,500,000     2,500            -             -          2,500
Shares issued in private
placement                  5,273,750     5,274    1,049,476             -       1,054,750
Net Loss                           -         -            -      (542,891)      (542,891)
Balance January 31, 1997  14,962,509   $14,963   $1,335,652   $(1,142,725)      $207,890


F5
SLS Industries, Inc.
	STATEMENTS OF CASH FLOWS
	Years ended January 31, 1997, 1996 and 1995


                                           1997          1996          1995
Cash flows from operating activities
  Loss from continuing operations     $(542,891)    $(265,145)    $(300,494)
  Adjustments to reconcile loss
   from continuing operations to
   net cash used in operating activities
      Depreciation and amortization       5,523         7,574        16,403
      Issuance of common stock in
        lieu of compensation and
        bridge loan financing             2,500        86,285         4,867
      Change in operating assets and liabilities
        Increase in accounts receivable
          - other                       (53,908)            -       (10,000)
        Increase in intangibles               -             -       (11,395)
        Increase (decrease) in
          accounts payable               11,777       (12,214)       23,436
        (Decrease) increase in
          accrued expenses              (23,284)       23,284             -
        (Decrease) increase in
          accrued interest payable       (1,563)        1,563             -
          Net cash used in operations  (601,846)     (158,653)     (277,183)
          Net cash used in discontinued
            operations                        -             -       (16,300)
          Net cash used in operating
            activities                 (601,846)     (158,653)     (293,483)

Cash flows from investing activities
  Purchase of fixed assets               (2,243)            -       (13,763)
          Net cash used in investing
            activities                   (2,243)            -       (13,763)

Cash flows from financing activities
  Proceeds from issuance of stock      1,054,750       16,000             -
  Proceeds from options exercised              -       45,275        92,375
  Borrowings under notes payable
    and long-term debt                         -      158,300             -
  Repayment under notes payable
    and long-term debt                  (125,000)           -             -
  Advances from officers, net            (20,424)       2,000       156,716
  Due to (from) stockholders                   -      (36,275)       51,175
          Net cash provided by
            financing activities         909,326      185,300       300,266
        NET INCREASE (DECREASE)
          IN CASH                        305,237       26,647        (6,980)

Cash, beginning of year                   26,923          279         7,259
Cash, end of year                       $332,163      $26,926         $279




Supplemental schedule of noncash investing and financing activities:
  Effective July 12, 1994, Paradigm Industries, Inc. exchanged all of its shares for 93.5% of the issued and outstanding shares of Photo Acoustic Technology, Inc. (see Note A). The assests and liabilities of Paradigm Industries, Inc.
consisted of the following:

     Assests                             $      -     $     -      $62,038
     Liabilities                         $      -     $     -      $56,038
                                                                     6,000
     Shares of Photo Acoustic Technology, Inc. issued in
       reorganization                                               35,738
                                                                    29,738
     Excess charged to additional
       paid-in capital                                              21,371
     Excess expensed                     $       -    $     -       $8,367

Assets transferred to and liabilities assumed by Photo Emission
Tech, Inc. as a result of a Settlement Agreement (see Note B)
   Book value of assets disposed of      $       -    $     -    $(247,812)
   Liabilities assumed                                             284,781
                                                                    36,969
   Shares to be issued                                              10,000
   Gain from disposal of assets and liabilities                    $26,969


During 1997, 1,875,000 shares of common stock were issued at par value ($1,875) in lieu of compensation to various consultants and 625,000 shares were issued at par value ($625) to holders of the bridge loan notes.

During 1996, 6,285,000 shares of common stock were issued at par value ($6,285) in lieu of compensation to various consultants and 80,000,000 shares were issued to former officers and recorded as additional compensation at par value ($80,000).

During 1995, 4,866,454 shares of common stock were issued and recorded at par value ($4,867) in lieu of compensation to various consultants and 360,000 shares, covered by options, were issued to former officers and recorded as additional compensation at an exercise price of $.0625 per share or $22,500.



NOTE A - REORGANIZATION AND MERGER

Photo Acoustic Technology, Inc. was formed on September 14, 1983, to design, develop, manufacture and market surface quality inspection systems. Photo Acoustic Technology, Inc.'s products utilized advance photo-emission technology for the detection of thin film surface contamination and thickness measurement of thin film coatings. This business was discontinued in July 1994 (see Note B).

Effective July 12, 1994, Paradigm Industries, Inc., exchanged all of its shares for 40,638,121 shares of common stock of Photo Acoustic Technology, Inc. which represents 93.5% of the issued and outstanding common stock of Photo Acoustic Technology, Inc. On July 12, 1994, in conjunction with the reorganization and recapitalization 35,738,195 shares of common stock of Photo Acoustic Technology, Inc. were issued and the remaining 4,899,926 shares are to be issued at a future date. For accounting purposes, the acquisition has been treated as a recapitalization of Paradigm Industries, Inc., with Paradigm Industries, Inc. as the acquirer (a reverse acquisition). As described in Note B, Discontinued Operations, all operations of Photo Acoustic Technology, Inc., were discontinued and the assets and liabilities transferred to Photo Emission Tech, Inc. There were no operations of Paradigm Industries, Inc., prior to July 12, 1994, and the loss from continuing operations for the year ended January 31, 1995, represents the operations of Paradigm Industries, Inc., subsequent to July 12, 1994.

Paradigm Industries, Inc., was incorporated in the State of Maryland on October 4, 1993. Paradigm Industries, Inc. was formed to design, manufacture and sell a series of energy efficient electronic ballasts for High Intensity Discharge (HID) lamps which include a full range of wattage for both Metal Halide and High Pressure sodium lamps. Through January 31, 1997, there were no sales of this product. Paradigm Industries, Inc. changed its name to Photo Acoustic Technology, Inc. after the reorganization and recapitalization, and then on January 15, 1996, changed its name to SLS Industries, Inc.



NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Property and Equipment

Property and equipment are carried at cost. Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives by use of accelerated methods over five years.

Intangibles

Intangibles include start-up costs which are amortized by the straight-line method over a sixty month period. Total accumulated amortization at January 31, 1997, 1996 and 1995 was $7,027, $4,748 and $2,649, respectively.

Research and Development

Research and development costs are expensed when incurred and include both internal research and developments costs and payments to third-parties by the Company.

Discontinued Operations

Effective July 12, 1994, the stockholders of Paradigm Industries, Inc. acquired a controlling interest in Photo Acoustic Technology, Inc. Based upon the consent of the Board of Directors dated June 15, 1994, the Board approved the distribution of the Company's assets and liabilities to Mantosh Chawla and Majid Amini (the Photo Acoustic Group), and Photo Emission Tech, Inc.

On February 24, 1995, a Settlement Agreement was entered into between Photo Acoustic Technology, Inc., and the following:
Photo Emission Tech, Inc., Mantosh Chawla, Majid Amini and Advance Logic Industries, Inc., a consulting firm, under which all of the assets, $247,812, and liabilities, $284,781, of Photo Acoustic Technology, Inc. were transferred, in accordance with such agreement, to Photo Emission Tech., Inc., an unrelated entity. Also in accordance with the Settlement Agreement, 10,000,000 shares of stock were issued to Advance Logic, Inc., Mantosh Chawla and Majid Amini in February 1995. This settlement was recorded during 1995 and resulted in a gain from disposal of these assets and liabilities of $26,969.

The operations of Photo Acoustic Technology, Inc., were discontinued during fiscal 1995 and resulted in an income from discontinued operations of $61,164 being reflected in the statements of operations.

Income Taxes

The Company records its income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which requires the use of the asset and liability method of accounting for income taxes. The asset and liability method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax basis and financial reporting basis of assets and liabilities.

Net Loss Per Share

Per share information is based on the weighted average number of shares of common stock outstanding during the year. On November 17, 1995, the Board of Directors approved a one-for-twenty reverse stock split of its common stock , resulting in a reduction of 136,586,000 shares of common stock. The weighted average number of common shares outstanding have been restated for the effect of this reverse stock split. The weighted average number of shares in 1997, 1996 and 1995 was 7,661,956, 2,544,691 and 1,135,398, respectively.


NOTE C - RELATED PARTY TRANSACTIONS

Due from Officer

At January 31, 1997, advances made to an officer amounted to $4,570. The advances are non-interest bearing and payable upon demand. In addition, an officer received a loan in the amount $20,654, payable in monthly installments of $750. The note receivable bears interest at a rate of 8%. The balance of the note receivable as of January 31, 1997, was $19,864 with accrued interest receivable of $560.

Due to Officer

At January 31, 1997, 1996 and 1995, the Company owed an officer
$163,286. These advances are non-interest bearing and due on demand.

Research and Development Expenses

Included in research and development costs for the year ended January 31, 1995, is $12,500 representing reimbursements to a former officer for providing certain services to the Company. Of this amount, $6,532 remains in accounts payable at January 31, 1995.


 NOTE D - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at January 31, 1997, 1996 and 1995:

                   								     	1997        1996      1995
Office furniture               $6,763      $6,763    $6,763
Machinery and equipment         7,000       7,000     7,000
Office equipment                5,598       3,356     3,356
Total property and equipment   19,361      17,119    17,119
Less accumulated depreciation  12,420       9,176     3,881
Property and equipment, net    $6,941      $7,943   $13,238


NOTE E - NOTES PAYABLE

The Company has a long-term note payable to W. Zimmerman in the amount of $33,300. This note is non-interest bearing and due on demand.

In connection with the private placement offering described in Note H, the Company issued notes totaling $125,000 for bridge financing. Each bridge loan unit is an unsecured note payable, bearing 10% interest and due upon the earlier of the receipt of $1,000,000 from a private placement, another financing, or a financing of any other means. The notes also included 10,000 shares of Class A, convertible preferred stock, each share is convertible into ten shares of common stock and 10,000 Class A warrants to purchase shares of Class A, convertible preferred stock at a strike price of $3.00 per share. The warrants are exercisable ninety (90) days from the date of the bridge loan offering and expire four (4) years from date of offering. The bridge loan financing was repaid on July 22, 1996. As of January 31, 1997 and 1996, accrued interest payable totaled $ - 0 - and $1,563, respectively.

NOTE F - STOCK OPTIONS AND WARRANTS

Stock Options

In March 1984, the stockholders approved an Employee Stock Option Plan (the "Plan"). Under the Plan, incentive stock options may be granted for up to 7,500 shares over a ten-year period.
Incentive stock options may be granted at not less than 100% of the fair market value of the shares, and non-qualified stock options may be granted at not less than 85% of the fair market value. With respect to employees who, at the time of grant, own more than 10% of the total combined voting power of all classes of outstanding stock of the Company, incentive stock options may be granted at not less than 100% of the fair market value of the shares. During fiscal 1992, the Company granted non-qualified options to its two officers and a Director of the Company to purchase 15,500 shares of the Company's common stock at a price of $1.25 per share. During 1995, the Company granted incentive options to a former employee to purchase 1,250 shares of the Company's common stock at a price of $1.30 per share. Also, during 1995, options for 3,000 shares at $6.80 per share expired and new options for 3,000 shares at $1.25 per share were granted
to an officer.  During 1995, 3,000 shares   at  $1.25  were
exercised. During fiscal 1995, the Company granted non-qualified options to two former Directors and a former employee of the Company to purchase 3,750 shares and 500 shares of the Company's common stock at a price of $1.25 and $7.60 per share, respectively. During 1995, two former officers exercised options for 15,000 shares of non-qualified options and 1,950 shares expired in 1995 at prices ranging from $6.20 to $13.20 per share.

In May 1984, the Company granted an option to its patent counsel to purchase a total of 1,200 shares of common stock at an exercise price of $13.20 per share. The option was exercisable so long as such counsel continued to be the Company's patent counsel. The option was granted in consideration for such counsel providing 150 hours of patent-related services to the Company at no cost to the Company. The Company also agreed to certain registration rights with respect to the shares purchased
upon exercise of the option.   Since this individual is no
longer patent counsel, these options expired in 1995.

Activity in the Company's Incentive and Non-Qualified Plans are as follows:


                                  Incentive                    Non-Qualified
                                  Option                       Option
                               Price     Shares             Price     Shares

Balance at January 31, 1994    $6.80      3,000      $1.25-$17.00    22,200
Granted in 1995                $1.30      1,250             $7.60       500
Granted in 1995                $1.25      3,000             $1.25     3,750
Expired in 1995                $6.80     (3,000)     $6.20-$13.20    (1,950)
Exercised in 1995              $1.25     (3,000)            $1.25   (15,000)
Balance at January 31,
1995and 1996                   $1.30      1,250      $1.25-$17.00     9,500
Expired in 1997                $1.30     (1,250)     $1.25-$17.00    (9,500)
Balance at January 31, 1997                   -                           -

During 1995, the Company granted the following options to various consultants and certain options expired and/or were exercised.

Share    Price      Expiration    Shares      Balance    Shares   Shares       Balance     Shares       Balance
                    Date          Exercised   January    Expired  Exercised    January     Grasnted/    January
                                             31, 1995                         31, 1996    Exercised    31, 1997
 20,000 $3.40/$4.00  10/21/95    10,000      10,000     10,000        -           -          -              -
115,000 $2.00/$40.00 10/6/95     15,000      100,000    55,000       45,000       -          -              -
105,000 $.625/$5.00  10/21/95         -      105,000    45,000       60,000       -          -              -
                                             215,000   110,000      105,000       -          -              -



NOTE F - STOCK OPTIONS AND WARRANTS (Continued)

Warrants

In August 1984, the Company successfully completed a public offering of 625,000 units for $919,236 (net of issue costs of $330,764). Each unit consisted of one share of common stock and one warrant to purchase a share of common stock. Each warrant entitled the holder to purchase one share of common stock for $3.00 per share until July 31, 1987, and was redeemable by the Company at $.002 per warrant at any time that the average market price of the common stock for any 20-day trading period exceeds $3.40 per share. The Board of Directors extended the expiration date of the warrants to January 31, 1995. Warrants to purchase 583,890 shares of the Company's common stock were outstanding at January 31, 1994, and none were exercised in 1995. At January 31, 1995, the Board of
Directors did not extend the expiration date of the warrants, therefore, there were no warrants outstanding at January 31, 1995.

During 1996, in connection with the bridge loan financing, the Company issued 25,000 Class A warrants which enabled the holder to purchase one share of the Company's Class A, Convertible
Preferred Stock at a strike price of $3.00 per share. As of January 31, 1997 and 1996, no warrants had been exercised.
These warrants expire February 29, 2000.


NOTE G - INCOME TAXES

The Company has net operating loss carryforwards of approximately $1,000,000 for Federal income tax purposes, which are available to offset future taxable income through 2009.
Due to the reorganization and recapitalization, the ability to utilize this $1,000,000 is limited by the Internal Revenue
Code, therefore, deferred income taxes have been calculated assuming no benefit from this net operating loss carryforward will be realized.

The Company also has available, approximately $4,000 and $40,000 in investment tax credits and research and development credits, respectively, to offset future Federal income taxes.
The combined credits expire in fiscal years 1999 ($2,000), 2000
($22,000), 2003 ($8,000), 2004 ($4,000) and 2007 ($8,000).


The components of deferred tax assets at January 31, 1997, 1996 and 1995 are as follows:


                                     1997   1996    1995
Investment tax credits
and research and
development credits               $44,000  $44,000  $44,000

Less valuation allowance          (44,000) (44,000) (44,000)
                                  $     -  $     -  $     -


NOTE H - PRIVATE PLACEMENT

On February 29, 1996 the Company signed an agreement for private placement financing. The private placement offering, included, offering 500,000 shares of its Series A, Convertible
Preferred Shares at $2.00 per share. Each share is convertible into ten shares of common stock. All funds raised were deposited into an escrow account, set up by the Company for the financial consulting services rendered. The Company pays a fee consisting of a maximum of $130,000 payable as monies are received on a pro-rata basis ($.13 per each $1.00 paid into the escrow account). Also, as part of the agreement, the Company issued 1,175,000 shares of common stock to the private placement agent as additional compensation. This stock was issued on January 31, 1997. The private placement raised approximately $1,054,750.

The private placement agent also earned one warrant for every five shares of Series A, Convertible Preferred Shares issued.
Each warrant will be exercisable for a period of five years, beginning February 29, 1996, and each warrant will entitle the holder to purchase one share of common stock for $1.25. As of January 31, 1997, no warrants had been exercised. In addition, the Company will pay a monthly fee to the private placement agent of $3,000 due and payable for two months and then a monthly fee payable of $5,000 for each of the following thirty-four months, for a combined total of thirty-six payments.

NOTE I - CONSULTING AGREEMENTS

On February 2, 1996, the Company entered into an agreement with
Lighting Control, Inc. (LCI) to complete the design and
development of the Company's electronic ballasts for high
intensity discharge lamps.   In consideration for providing
such services the Company shall pay LCI an amount equal to the actual cost of providing such services or $30,000 whichever is less.  As of  January 31, 1997, $20,796 has been incurred of which $9,339 remains unpaid.

On March 13, 1996, the Company entered into an agreement with Eclipse Technology, Inc. (Eclipse) to provide expertise in the development of new products, sales, distribution and manufacture. The president of Eclipse currently sits as a member of the Company's Board of Directors. In consideration for providing such services, Eclipse shall be entitled to receive a monthly minimum fee equal to $3,000 with additional commissions earned based on the following:

             Gross Sales                Percent
            $1 - $1,000,000                 3%
            $1,000,001 - $5,000,000       2.5%
            Over $5,000,000                 1%

Additionally, the first $3,000 of any commissions earned will
be offset by the monthly minimum fee payable.   As of January
31, 1997, $32,379 has been incurred and $3,498 remains unpaid.
Also during the fiscal year the Company issued 500,000 shares to the President of Eclipse Technology, Inc., who sits as a
member of the Company's Board of Directors, for services
rendered in lieu of compensation.


NOTE J - CONCENTRATION OF CREDIT RISK

The Company maintains its cash balances in two banks, which consist of a money market account and an operating checking account. Account balances are insured by the Federal Deposit
Insurance Corporation up to $100,000 per bank.  As of January
31, 1997, the Company had a balance of $237,636 in excess of the insured amount in one bank.

NOTE K - LEASE

On February 14, 1997, the Company entered into a two year lease agreement for office space. The Company shall pay $1,179 on a monthly basis for the period of March 1, 1997 through February
28, 1999, and pay one month's rent as a security deposit. The agreement also includes an escalation clause for real estate taxes and a provision which includes a payment for common area maintenance costs.

