Form 10QSB
period 1997-04-30
SLS INDUSTRIES INC
filed 1998-04-20
CIK 743871

U.S. Securities and Exchange Commission
Washington, DC 20549

FORM 10-QSB


[X]  QUARTERLY REPORT UNDER TO SECTION 13 0R 15(d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 1997.

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

Check whether the issuer (1) filed all reports to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period of that the Registrant was required to file such report(s), and (2) has been subject to such filing
requirement for the past 90 days.	Yes        No   X

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.	 Yes        No   X


As of March 13, 1998, number of shares of Common Stock, outstanding was 15,589,760


PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

	Balance Sheets
April 30, 1997 (unaudited) and January 31, 1997


	Statement of Operations
n Three months ended April 30, 1997 (unaudited) and
April 30, 1996 (unaudited)

	Statement of Cash Flows
n Three Months ended April 30, 1997 (unaudited) and
April 30, 1996 (unaudited)


Item 2.	Management's discussion and Analysis of Financial
Condition and Results of Operations

During the quarter ended April 30, 1997 there was sufficient cash on hand to meet the company's ongoing operational needs.

The Company had no sales revenues for the period ended April 30, 1997 as all efforts are focused on developing future product for sales. All efforts are concentrated on research and development of products.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings


Item 2.	Changes in Securities
None

Item 3.	Defaults upon Senior Securities
None

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

Item 6	Exhibits and Reports on Form 8-K


SLS INDUSTRIES, INC
BALANCE SHEET

                    Apr. 30, 1997    Jan. 31, 1997
ASSESTS
  Current Assets
    Cash                      $156,832         $331,191
    Accounts Receivable            145                0
    Other Current Assets
      Loans Receivable          68,499           69,864
   Total Current Assets       $225,476         $401,055

  Fixed Assets
    Bricklight                   2,500            2,500
    Office Furniture             3,258                0
    Equipment-computer           5,528            2,587
    Machinery & Equipment        7,000            7,000
    Office Equipment            15,934            3,591
  Total Fixed Assets            34,220           15,678

  Other Assets
Loan to Officers                75,090           75,090
  Total Other Assets            75,090           75,090

TOTAL ASSETS                  $334,786         $491,824

LIABILITIES & EQUITY
  Liabilities
    Current Liabilities
       Accounts Payable       $ 19,233           $ (101)
       Line of Credit Payable   32,500            32,500
       Note Payable              6,980             6,980
    Total Current Liabilities $ 58,713           $38,378

  Equity
    Capital Contribution     $1,284,061       $1,284,061
    Opening Balance Equity        1,925            1,925
    Retained Earnings          (833,540)        (303,478)
    Net Income                 (176,372)        (530,063)
  Total Equity                  276,073          452,445

TOTAL LIABILITIES & EQUITY      334,786          491,824

SEE NOTES TO FINANCIAL STATEMENTS

SLS INDUSTRIES, INC
Statement of operations

                                   3 Months Ended
						April 30 ,1997  April 30, 1996

Revenues
  Sales                        $    144        $    0
  Other Income                      907             0
Total Revenues                 $   1051             0

Costs
  Cost of Goods Sold              8,859             0
  G&A                           121,472        27,752
  Research & Development         42,295        10,000
  Selling Expenses                4,799         5,483
Total Costs                     177,425        43,235

INCOME (LOSS) before taxes     (176,374)      (43,235)
 and extraordinary items

PROVISION FOR INCOME TAXES       ------         ------

INCOME (LOSS) before
extraordinary item             (176,374)      (43,235)

Reduction of Income Taxes
from carry forward of
operating losses                 ------         ------

NET INCOME (LOSS)              (176,374)      (43,235)

INCOME (LOSS) PER SHARE
  Before Extraordinary Item    $(  0.01)     $(  0.01)

  Extraordinary Item
  Net Income (Loss): Note C    $(  0.01)     $(  0.01)

Number of Shares used
in computation of
NET INCOME (LOSS) PER SHARE     14,962,509   7,188,759

SEE NOTES TO FINANCIAL STATEMENTS

SLS INDUSTRIES, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

					             Three Months Ended
                                      April 30, 1997


Cash flows from operating activities
  Loss from continuing operations          $(141,739)
  Adjustments to reconcile loss
  from continuing operations to
  net cash used in operations
    Depreciation and amortization              1,903
    Change in operating assets and
    liabilities
      Increase in accounts receivable
      - other                                   (144)
      Increase in accounts payable            19,334
                                           __________
        Net cash used in continuing
        operations                          (120,686)

Cash flows from investing activities
  Purchase of fixed assets                   (18,541)
                                           _________
        Net cash used in investing
        activities                           (18,541)

Cash flows from financing activities
  Repayment of amounts due officer           (37,469)
  Repayment of loans from officer              1,365
                                           _________
        Net cash used in financing
        activities                           (36,104)

        NET DECREASE IN CASH                (175,331)

Cash, beginning of period                   (332,163)

Cash, end of period                         (156,832)

SEE NOTES TO FINANCIAL STATMENTS

NOTE A - FINANCIAL STATMENETS (UNAUDITED)

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. It is suggested that these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's January 31, 1997 Audited Financial Report included in the Company's January 31, 1997 10KSB submission to he SEC. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended April 30, 1997 are not necessarily indicative of the results that may be expected for the current fiscal year ending January 31, 1998.

     STATEMENT OF CASHFLOWS - For purposes of this statement of cash flows, the company considers all highly liquid debt instruments with a maturity of three months or less to be cash equivalents.

NOTE B -
    Commitments the company's operating lease for its facility expires in February , 1999. Current monthly rental is $1,150.

NOTE C - INCOME (LOSS) PER SHARE
     Per Share information is based on the weighted average number of shares of common Stock and Common Stock equivalents outstanding during the period.

PART II OTHER INFORMATION

Items 1-6 NOT APPLICABLE

SIGNATURES

Pursuant to the requirements of the Securities Exchanges Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


							SLS INDUSTIRES, INC>
                                       (Registrant)



Date:                             RICAHRD B. PAZORNIK, President