Form 10QSB
period 1997-07-31
SLS INDUSTRIES INC
filed 1998-04-21
CIK 743871

U.S. Securities and Exchange Commission
Washington, DC 20549

FORM 10-QSB


[X]  QUARTERLY REPORT UNDER TO SECTION 13 0R 15(d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 1997.

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


PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

	Balance Sheets
July 31, 1997 (unaudited) and January 31, 1997


	Statement of Operations
Three months ended July, 1997 (unaudited) and April 30,
1996 (unaudited)

	Statement of Cash Flows
Three and Six Months ended April 30, 1997 (unaudited)


Item 2.	Management's discussion and Analysis of Financial
Condition and Results of Operations

During the quarter ended July 31, 1997 there was sufficient cash on hand to meet the company's ongoing operational needs.

The Company had no sales revenues for the period ended July 31, 1997 as all efforts are focused on developing future product for sales. All efforts are concentrated on research and development of products.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings


Item 2.	Changes in Securities
None

Item 3.	Defaults upon Senior Securities
None

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

Item 6	Exhibits and Reports on Form 8-K


SLS INDUSTRIES, INC
BALANCE SHEET

                    Apr. 30, 1997    Jan. 31, 1997
ASSESTS
  Current Assets
    Cash                      $ 22,980         $331,163
    Accounts Receivable         63,908           63,908
    Other Current Assets
      Loans Receivable          19,626           24,994
   Total Current Assets       $106,514         $421,065

  Fixed Assets
    Property and Equipment      27,736            6,941
  Total Fixed Assets            27,736            6,941


  Other Assets
    Intangibles                  3,228            4,368


TOTAL ASSETS                  $137,478         $432,374

LIABILITIES & EQUITY
  Liabilities
    Current Liabilities
       Notes Payable          $ 33,300         $ 33,300
       Due to Officer          125,818          163,286
       Due to stockholder        4,900            4,900
       Accounts Payable         56,769           22,900
    Total Current Liabilities $220,787         $224,484

  Equity
    Common Stock, par value
    $.001 per share,
    150,000,000 authorized
    14,962,509 outstanding      14,963           14,963
    Additional paid in
    capital                  1,335,652        1,335,652
    Accumulated Deficit     (1,433,924)      (1,142,725)
  Total Equity                $(83,309)        $207,890


TOTAL LIABILITIES & EQUITY    $137,478         $491,824

SEE NOTES TO FINANCIAL STATEMENTS

SLS INDUSTRIES, INC
Statement of operations

                                   3 Months Ended
						April 30 ,1997  April 30, 1996

Revenues
  Sales                        $      0        $    0
  Other Income                      395             0
Total Revenues                 $    395             0

Costs
  Cost of Goods Sold             30,793             0
  G&A                           107,185        27,752
  Research & Development          4,896        10,000
  Selling Expenses                6,981         5,483
Total Costs                     149,855        43,235

INCOME (LOSS) before taxes     (149,460)      (43,235)
 and extraordinary items

PROVISION FOR INCOME TAXES       ------         ------

INCOME (LOSS) before
extraordinary item             (149,460)      (43,235)

Reduction of Income Taxes
from carry forward of
operating losses                 ------         ------

NET INCOME (LOSS)              (149.460)      (43,235)

INCOME (LOSS) PER SHARE
  Before Extraordinary Item    $(  0.01)     $(  0.01)

  Extraordinary Item
  Net Income (Loss): Note C    $(  0.01)     $(  0.01)

Number of Shares used
in computation of
NET INCOME (LOSS) PER SHARE     14,962,509   7,188,759

SEE NOTES TO FINANCIAL STATEMENTS

SLS INDUSTRIES, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

					             3 Mos. Ended   6 Mos. Ended
                                             July 31, 1997


Cash flows from operating activities
  Loss from continuing operations       $(141,739)     $(291,199)
  Adjustments to reconcile loss
  from continuing operations to
  net cash used in operations
    Depreciation and amortization           1,903          1,903
    Change in operating assets and
    liabilities
      Increase in accounts receivable
      - other                                   0           (144)
      Increase in accounts payable         14,475         33,809
                                        _________         _______
        Net cash used in continuing
        operations                       (133,082)      (253,728)

Cash flows from investing activities
  Purchase of fixed assets                 (4,918)       (23,459)
                                           _______       ________
        Net cash used in investing
        activities                         (4,918)       (23,459)

Cash flows from financing activities
  Repayment of amounts due officer              0        (37,469)
  Repayment of loans from officer           4,149          5,514
                                         _________       ________
        Net cash used in financing
        activities                          4,149        (31,955)

        NET DECREASE IN CASH             (133,851)      (308,183)

Cash, beginning of period                (156,832)      (332,163)

Cash, end of period                      ( 22,980)       (22,980)

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