Form 10QSB
period 1997-10-31
SLS INDUSTRIES INC
filed 1998-04-22
CIK 743871

U.S. Securities and Exchange Commission
Washington, DC 20549

FORM 10-QSB


[X]  QUARTERLY REPORT UNDER TO SECTION 13 0R 15(d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 1997.

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


PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

	Balance Sheets
October 31, 1997 (unaudited) and January 31, 1997


	Statement of Operations
Three months ended October 31, 1997 (unaudited) and
July 31, 1996 (unaudited)

	Statement of Cash Flows
Three and nine Months ended October 31, 1997
(unaudited)


Item 2.	Management's discussion and Analysis of Financial
Condition and Results of Operations

During the quarter ended October 31, 1997 there was sufficient cash on hand to meet the company's ongoing operational needs.

The Company had no sales revenues for the period ended October
31, 1997 as all efforts are focused on developing future product for sales. All efforts are concentrated on research and development of products.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings


Item 2.	Changes in Securities
None

Item 3.	Defaults upon Senior Securities
None

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

Item 6	Exhibits and Reports on Form 8-K


SLS INDUSTRIES, INC
BALANCE SHEET

                    Oct. 31, 1997    Jan. 31, 1997
ASSESTS
  Current Assets
    Cash                      $  9,792         $331,163
    Accounts Receivable         63,908           63,908
    Other Current Assets
      Loans Receivable          17,513           24,994
   Total Current Assets       $ 91,213         $421,065

  Fixed Assets
    Property and Equipment      25,954            6,941
  Total Fixed Assets            25.954            6,941


  Other Assets
    Intangibles                  3,107            4,368


TOTAL ASSETS                  $120,274         $432,374

LIABILITIES & EQUITY
  Liabilities
    Current Liabilities
       Notes Payable          $ 33,300         $ 33,300
       Due to Officer          125,666          163,286
       Due to stockholder        4,900            4,900
       Accounts Payable         95,030           22,900
    Total Current Liabilities $258,896         $224,484

  Equity
    Common Stock, par value
    $.001 per share,
    150,000,000 authorized
    14,962,509 outstanding      14,963           14,963
    Additional paid in
    capital                  1,459,852        1,335,652
    Accumulated Deficit     (1,613,437)      (1,142,725)
  Total Equity               $(138,622)        $207,890


TOTAL LIABILITIES & EQUITY    $120,274         $491,824

SEE NOTES TO FINANCIAL STATEMENTS

SLS INDUSTRIES, INC
Statement of operations

                                   3 Months Ended
						Oct 31, 1997    Oct 31, 1996

Revenues
  Sales                        $      0        $    0
  Other Income                      185             0
Total Revenues                 $    185             0

Costs
  Cost of Goods Sold             41,174             0
  G&A                           130,098        27,752
  Research & Development          8,427        10,000
  Selling Expenses                    0         5,483
Total Costs                     179,699        43,235

INCOME (LOSS) before taxes     (179,514)      (43,235)
 and extraordinary items

PROVISION FOR INCOME TAXES       ------         ------

INCOME (LOSS) before
extraordinary item             (179,514)      (43,235)

Reduction of Income Taxes
from carry forward of
operating losses                 ------         ------

NET INCOME (LOSS)              (179,514)      (43,235)

INCOME (LOSS) PER SHARE
  Before Extraordinary Item    $(  0.01)     $(  0.01)

  Extraordinary Item
  Net Income (Loss): Note C    $(  0.01)     $(  0.01)

Number of Shares used
in computation of
NET INCOME (LOSS) PER SHARE   14,962,509      14,962,509

SEE NOTES TO FINANCIAL STATEMENTS

SLS INDUSTRIES, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

					             3 Mos. Ended   9 Mos. Ended
                                             July 31, 1997


Cash flows from operating activities
  Loss from continuing operations       $(179,514)     $(470,713)
  Adjustments to reconcile loss
  from continuing operations to
  net cash used in operations
    Depreciation and amortization           1,903          5,709
    Change in operating assets and
    liabilities
      Increase in accounts receivable
      - other                                   0           (144)
      Increase in accounts payable         38,262         72,031
                                        _________         _______
        Net cash used in continuing
        operations                       (139,349)      (393,117)

Cash flows from investing activities
  Purchase of fixed assets                      0        (23,460)
                                           ______       ________
        Net cash used in investing
        activities                              0        (23,460)

Cash flows from financing activities
  Proceeds from issuance of stock         124,200        124,200
  Repayment of amounts due officer           (152)       (37,621)
  Repayment of loans from officer           2,112          7,626

                                         _________       ________
        Net cash used in financing
        activities                        126,160         94,205

        NET DECREASE IN CASH              (13,189)      (323,372)

Cash, beginning of period                  22,980        332,163

Cash, end of period                         9,791         9,791

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