Form 10KSB
period 1998-01-31
SLS INDUSTRIES INC
filed 1999-05-26
CIK 743871

U.S. Securities and Exchange Commission
Washington, DC 20549

FORM 10-KSB

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 0R 15(d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934
For the fiscal years ended January 31, 1998

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

Issuer's revenues for its most recent fiscal year 1998 $1,787.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock sold or the average bid and asked prices of such stock, as of a March 3, 1998 was $4,797,710.

As of January 31, 1998, number of shares of Common Stock, outstanding was 15,563,346.


DOCUMENTS INCORPORATED BY REFERENCE

None.

Part 1

ITEM 1.	DESCRIPTION OF BUSINESS

GENERAL

SLS Industries, Inc., a Nevada Corporation (the "Company") is principally engaged in the design, development and marketing of electronic transformers for the lighting industry. The technologies developed by and/or owned by the Company are proprietary in nature. The products have been developed for use in industrial, and commercial lighting applications and will be marketed under the name UNIDIM?.

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




Light Source      Lumen Output         Watts to Produce     Relative
                  per Watt <F1>        10,000 Lumens        Efficiency


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


<F1>
Philips Lighting, "The Benefits of Better Lighting," Philips
Lighting Company, August, 1989.
</F1>


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

Different light sources are given a Color Temperature based upon whether the light perceived by the eye is cool or warm. Warmer lights are generally preferred in environments requiring lower illuminance, such as restaurants. Cooler lights are generally preferred in environments requiring higher illuminance, such as hospital operating theaters. The temperature rating is called Kelvins, with a temperature of 3500K designated as neutral. The following chart shows the spectrum of temperatures for different natural and manufactured light sources.

Light Source               Degrees K              Temperature
Northlight/Blue Sky        9,000                  Cold
Overcast Sky               6,500-7,500
DDaylight Fluorescen       6,400
Mercury Vapor              5,900
Summer Sunlight            5,600
Daylight                   5,000K
Metal Halide               4,500
Cool White Fluorescent     4,250                  Cool
Tri-phosphor Fluorescent   3,000-4,100            Neutral 3,500
Halogen Incandescent       3,000                  Warm
40 Watt Incandescent       2,500
High Pressure Sodium       2,000
Candle                     1,800


HID Lighting	HID is one segment of the commercial lighting
industry. HID technology uses arc discharge lighting with high power factor density for the light producing elements. It differs from incandescent lighting in which a filament is heated thereby emitting a glow of light, or fluorescent lighting in which gas is excited within a tube. HID lighting includes High Pressure Sodium (HPS), Metal Halide and Mercury Vapor Lamps. SLS has developed a complete family of light weight, energy efficient, electronic HID ballasts used in both HPS and Metal and high efficiency. HPS fixtures are appropriate for applications requiring long lamp life and high efficiencies with where color rendering (CRI) is not an important factor. Such applications may include street lighting, outdoor lighting, industrial, horticultural, and security lighting. A major application for HPS lighting is in mutli-level garages. Metal Halide lighting is appropriate in areas where high efficiency and good color rendering are important. Applications for Metal Halide include highlighting architecture, bridges and monuments, sports lighting, street lighting, auto lots, surface parking lots, indoor high-bay settings and commercial lighting.

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


Year          Overall ($mill)     Comm & Indstr ($mill)     Outdoor ($mill)
1988             5325.4                2094.8                   987.8
1989             5912.6                2316.7                  1021.4
1990             5870.8                2379.7                  1061.5
1991             5577.8                2293.4                  1053.9
1992             5978.7                2221.2                  1158.6
1993             6495.9                2340.8                  1229.3
1994             7054.8                2500                    1310
1995 (est.)      7568.3                2725                    1425
2000 (projection)9360                  3365                    1800

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

-    Provide the proper starting voltage
-    Regulate the lamp starting and operating current
- Transform the supply voltage to the open-circuit voltage required by the lamp for reignition during each half cycle operation.

The Company's electronic ballast is one of the first to replace magnetic core/coil technology with electronic components to create a light weight, energy efficient ballast for these applications.

Based upon the Government's information contained in CIR MQ3629C(92)-5, electronic fluorescent ballasts make up the fastest growing segment of the Power Transformer Industry. Total sales in 1986 were less than $12 million, but grew over 22 times by 1992 to exceed $270 million.<F2> Over the past several years, growth in the ballast market has been primarily due to the increased application of the electronic ballast in the fluorescent marketplace. It is the Company's concept to establish and mirror that same type of growth for the HID segment of the marketplace. Just as the electronic fluorescent ballast has come to be the standard for the industry, the Company believes that its product line will also be the standard in HID ballast innovation.


<F2>
Electronic ballasts have only been available for fluorescent lighting. No electronic ballasts have been available for HID lighting.
</F2>

The current technology used in HID ballasts is based upon the magnetic core and coil technology of the 1960's. These ballasts use a significant amount of energy to "excite" the lamp and continue to draw ever increasing amounts of power during their operational lives. SLS believes that there exists a substantial need in the market to bring HID ballast technology into the twenty-first century, by creating a lightweight, energy efficient, electronic HID ballast. Unlike the traditional core and coil ballast, the electronic ballast draws a consistent amount of power over its life and delivers a consistent power supply to the lamp, thereby helping to maintain a more constant output from the lamp. Total Harmonic Distortion (THD) is reduced, thereby limiting interference with other building operating systems, and a higher Power Factor is achieved, thereby making the ballast operate with greater efficiency over a core/coil ballast. The UNIDIM ballast also offers continuous dimming from 100% down to 50% for Metal Halide lamps and to 40% for HPS lamps.

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

At present the Company's 150-250 watt MH ballasts are in the second production run with units being sold for specific applications and as samples to potential customers. The 300-400 watt ballast is in the prototype stage and will be submitted for
safety agency testing during 1999.   Safety agency testing was
completed for the 150-250 watt models in November 1997 with the first product approvals and a second approval being received in late 1998 for a second line of 150-250 watt models. It is the Company's intent to eventually offer ballasts which will operate lamps ranging in size from 35 watt through 1,000 watts running off Alternating or Direct Current and with dimming and other specialized characteristics.

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

The Company introduced its early prototypes of the electronic HID ballasts at Lightfair International '94 '95 '96 and '97 (Lightfair). At Lightfair 98, rather than being on the show floor, SLS opted to lease a suite and invite potential customers to the suite. This proved very successful, in that we were able to target many customers and meet with them one-on-one. SLS intends to use this same strategy in future shows. Lightfair is one of the industry's premier trade shows. Lightfair is co-sponsored by the International Association of Lighting Designers
(IALD) and the Illuminating Engineering Society of North America
(IESNA).   In addition, the Company displayed prototypes of its
energy efficient, HID ballasts at smaller shows as a precursor to Lightfair. The trade shows have generated significant interest from potential customers that can be grouped into the following arenas:

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


Manufacturing and Raw Materials

Ballast production will be undertaken by subcontractors, as there is an overabundance of high quality electronic assemblers in the North America. This will alleviate the need to acquire costly manufacturing equipment. The small scale production runs have been subcontracted to Niche Electronics Corporation (NICHE) located approximately 90 minutes from SLS technology center.
This contract was awarded on a competitive basis with several companies competing for this award. By using subcontractors, the Company has a distinct advantage of not having to invest significant sums of capital in a manufacturing operation, but even more importantly, provides the ability to contract with high quality manufacturers with proven Quality Assurance programs, thereby reducing the risk of manufacturing errors. NICHE has built the second production run of 200 units and will continue to build all runs of less than 500 units. SLS has selected Sigmatron to manufacture it's large scale production runs of 500 units or more. Sigmatron is headquartered in Chicago and operates electronic assembly houses in Mexico. This will allow the Company to produce large scale quantities at very favorable labor rates.

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

The first 150-250 watt Metal Halide and HPS ballast product line received ETL safety testing approval in late November 1997. The second 150-250 watt product line received ETL safety approval in mid 1998. The Company expects to submit the 300-400 watt version of the ballast for safety testing during mid-1999.

Currently he Company maintains a research facility at its Hanover, MD offices. The Company's R&D activities are implemented and supervised by W.J.J. Hoge, VP-Engineering and Operations (See "Management". In addition to Mr. Hoge three other Electrical Engineers are on the staff which operates a R&D facility in Hanover, MD which employs 2.5 equivalent full time engineers.

In response to demonstrated needs of our market, the Company's products are being designed to include both dimming and non-dimming models. Models are currently available which include power factor correction circuits, which permit continuous operation during both brown out and power surge condition over an input voltage range of 90v through 310v. The UNIDIM ballasts are being designed to permit the end user a greater ability to reduce and control the use of energy and thereby decrease variable overhead costs dramatically. Large lighting consumers, such as stadia, commercial real estate companies, institutions and other larger users of energy will be provide with the flexibility of continuous and seamless dimming of the lamps to as low as 40%.




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

Employees

The Company currently has four full-time and three engineers and one mechanical design engineer employed on a part-time basis.
The Company intends to expand its R&D head count by employing two more full time electrical engineers and a full time engineering technician by mid 1999.

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

The Company's leases its executive offices located at 7223 Parkway Drive, Suite 103, Hanover Maryland 21076. The Company also occupies sales space in Los Angeles, California. Gross Rental payments are $1,179 per month. The Lease for the Hanover facility extends through February 1999. It is likely that the Company will continue to occupy these facilities and should expansion be necessary, additional space is available adjoining the current leased site.


ITEM 3.	LEGAL PROCEEDINGS

The Company is not currently involved in any litigation and has favorably settled all prior matters.


ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

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

PART II

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

General
The Company is in the development and marketing stage and has been primarily engaged in research and development activities with the objective of developing and commercializing its electronic HID Ballast products. Since the date of the merger, the Company has generated only minimal income from interest .
The Company has not generated revenues from the sale of its electronic HID ballasts. Since the merger, the Company has funded its R&D activities from the proceeds of its initial capitalization, bridge financing obtained in December 1995 which raised $125,000, and a private placement of stock completed in September 1996 which raised $1,054,750 million. The Company has continued to explore opportunities to generate additional working capital to fund its continuing R&D activities. However, the Company's efforts have been adversely affected by the lack of a completed product ready for market introduction and by the Company's lack of compliance with its reporting obligations under the Securities Exchange Act of 1934, as amended , among other factors.


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

Continuing operations. Since the date of the merger, the Company has only generated $23,560 of revenues from interest income and has not generated any revenues from product sales. Based upon the Company's expectation of receiving its first production contract and the continued development of new products, and the Company's expectations that ongoing marketing efforts will be successful, the Company expects that revenues from product sales will commence in the first quarter of calendar year 1998.

The Company's operating expenses aggregated $300,494, $266,145 and $564,664 in fiscal years ended January 31, 1995, 1996 and 1997 respectively, consisting primarily of R&D expenses, marketing, general and administrative expenses and interest expenses as described below.

R&D expenses were $31,763 and $107,906 in the fiscal years ended January 31, 1997 and 1998 respectively. The increase in R&D expenses from 1997 to 1998 was the result of moving the R&D operations in-house and the availability of funds. Future R&D expenses for FY 1999 will be significantly higher due to the availability of funds and the increase of on site staff.

Marketing and general and administrative ("G&A") expenses were $526,318 and $579,348 in fiscal years ended January 31, 1997 and 1998, respectively. In 1997, marketing and G&A expenses consisted primarily of salaries, office expense repayment of short term debt and related costs of raising capital. In 1998, marketing and G&A expenses consisted primarily of salaries, office expense and related costs of raising capital. The increase from 1997 to 1998 in marketing and G&A expense was primarily attributable to increased G&A expense costs and paying off of overdue accounts payable.

Interest expense was incurred in fiscal 1997 and 1998 of $6,583 and $244 respectively, and was primarily related to short term financing and interest in Accounts Payable.

As a result of the absence of revenues (other than minimal amounts) and the continued increases in operating expenses, including substantial expenditures on R&D, the Company had a pre-tax loss of $542,891 and $685,711 in fiscal 1997 and 1998 respectively. The increase in the pre-tax loss from 1997 to 1998 was primarily attributable to expanded efforts for product development and the repayment of debt and past due accounts.

The absence of pre-tax income has resulted in the Company not having to pay any Federal or State income taxes in fiscal 1997 and 1998. In addition, the Company's operations have resulted in certain net operating loss carry-forwards and tax credits which, subject to significant limitations, may be utilized to offset a limited portion of the Company's future Federal Income Taxes, if the Company is able to generate taxable income in future years. See Note G of the Notes to Consolidated Financial Statements included in Item 7.

In Fiscal 1997, the Company had a net loss of $542,891, or $0.071 per share, based upon 7,661,956 weighted average shares outstanding. In Fiscal 1998, the Company had a net loss of $685,711, or $0.045 per share, based upon 15,209,298 weighted average shares outstanding. The changes in the number of shares outstanding was a result of the taking on of the bridge financing and other efforts to raise capital and the payment of past salaries to personnel via payment in restricted common stock.


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

Liquidity, Capital Resources and Financial Condition

At January 31, 1998, the Company had cash and cash equivalents of $5,647, as compared to $332,163 at January 31, 1997. The decrease in cash from 1997 to 1998 was primarily attributable to continued R&D and operating expenses associated with the development of products. A private placement was completed in September 1996, in which the Company raised $1,054,750. No affiliate of the Company received any fees from the private placement. The Company issued 5,273,750 shares of 144 restricted common stock in exchange for the funds.

The Company did not generate cash from operations, but did generate interest income of $1,787 during the fiscal year ending January 31, 1998. Net Cash provided by financing activities was $172,360 for the fiscal year ended January 31, 1998. In 1997, net cash provided by financing activities consisted of proceeds of $1,054,750 from the issuance of stock in a private placement, offset by repayment and retirement of the bridge loans of $125,000 plus accumulated interest and repayment of cash advances to officers of $20,424.

The Company had cash of $5,647 at January 31, 1998, as compared to $332,163 at January 31, 1997. The decrease to $5,647 was primarily as a result of continuing expenditures for ongoing operations, including R&D.

Monthly overheard including salaries, rent and utilities are $27,000. Ron Spire, Richard Pazornik, John Hoge have employment contracts with SLS, wherein they are paid semi-monthly the sums of $3,896, $3,896 and $2,750 respectively. Charles Osher, works for the company under a consulting agreement, wherein Eclipse Technologies, Inc. is paid $6,000 per month for Mr. Osher's services. Costs of leasing lab equipment amount to $600 per month.

The Company submitted the first line of products for safety testing to ETL and UL laboratories In July 1997. Final safety testing approval was received for the first line of 150-250 watt Metal Halide Ballasts in late November 1997, with a second line of 150 -250 watt ballasts approved in mid 1998.

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

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES


                                                      PAGE
INDEPENDENT AUDITORS' REPORT                          F1

FINANCIAL STATEMENTS

BALANCE SHEETS AS OF JANUARY 31, 1998			F2

STATEMENTS OF OPERATIONS FOR THE YEARS ENDED
JANUARY 31, 1998                                      F3

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED JANUARY 31, 1998                  F4

STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
JANUARY 31, 1998                                      F5

NOTES TO FINANCIAL STATEMENTS                         F7


All financial schedules have been omitted because they are either not applicable or the information is included in the notes to financial statements.


ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

Prior to the Share Exchange, the accounting firm of record was Farber and Haas. Farber and Haas was dismissed as a result of the relocation of the Company's executive offices from Westlake Village, California to Baltimore, MD. The new auditors are Reznick Fedder & Silverman and are located in Baltimore, MD.
Form 8-K filed contemporaneously with the March 1998 10KBS submission to reflect this change. The change in auditors was approved by the board of directors at a meeting held on the March 1, 1995.


ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL
PERSONS

Richard B. Pazornik, 41- President and director. Prior to founding the original Company, he was a manager with the International Accounting and Consulting firm of KPMG Peat Marwick from 1988 through 1993. While at Peat Marwick, he specialized in management consulting related to the Aerospace/Defense industry. Among his clients were major Fortune 500 and many multi-national corporations. Mr. Pazornik's experience relates to corporate administration and to day-to-day management of ongoing businesses. Prior to joining Peat Marwick, he served Allied-Signal's Communications Division, working to support contracts valued in excess of $150 million. Mr. Pazornik, is an attorney and was graduated from the University of Maryland, School of Law and Vanderbilt University where he was awarded a Bachelor of Arts degree in Business Administration and Sociology.

Ronald E. Spire, 48 - Vice President and director. Mr. Spire's overall responsibilities include overall marketing of the Company's products and the identification of the strategic business opportunities for the Company. Mr. Spire has served in executive level position of several companies which he has founded, including PCI Group, Syncor International and NuMed Systems. All of these companies have either been brought public or sold to private investor groups. Mr. Spire has been involved in raising capital in excess of $50 million for these companies and other ventures. Mr. Spire is an attorney, having graduated from Southwestern University, School of Law and UCLA.

Charles N. Osher, 58 - Vice President. Mr. Osher has more than thirty five years experience in the Lighting Industry having handled sales for various lighting companies and has acquired the rights to various lighting technologies. Mr. Osher has received the certification of Certified Lighting Engineering Professional and is the president of Eclipse Technologies, Inc. Mr. Osher has worked to develop new products for the lighting market. He has successfully developed Commercial Office Lighting, Inc., which in 1978 merged with Potomac Lighting Associates. Mr. Osher has had great success in introducing both new products and new companies to the marketplace. He holds a bachelor of Science in Business from the University of Maryland, with post graduate training at the University of Maryland in Construction Management and Urban Studies.

W.J.J. Hoge, 51 - Vice President. Mr. Hoge has more than 25 years experience as an electrical engineer, having served in director level capacities since 1982. Mr. Hoge has had overall responsibility for the concept, the design and development for several products which have become successful in the marketplace. He has successfully brought several projects to fruition, ahead of schedule and under project budgets. He has over 15 years experience in managing engineering teams and directing related efforts, including working with vendors to develop specific components for various applications. He holds a Bachelor of Engineering from Vanderbilt University and has published numerous papers and has taught several courses in engineering.


ITEM 10.	EXECUTIVE COMPENSATION

The cash compensation for service rendered in all capacities to the Company for fiscal year ended January 31, 1998 by Mr. Pazornik were $63,750.06, for Mr. Spire $80,316.75 and for Mr. Hoge, $50,734.29. Salaries and bonuses accrued but not paid for the year amounted to $28,750.02, $12,383.25 and $19,265.71 for
Mr. Pazornik, Mr. Spire and Mr. Hoge respectively. Compensation to Charles Osher as a consultant were paid to Eclipse Technologies in the amount of $69,000 plus expenses. Fees Accrued in the amount of $3,000 are owed to Eclipse as of January 31, 1998.


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

NAME OF BENEFICIAL          NUMBER OF SHARES      PERCENT OF CLASS
OWNER                       OWNED

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

Mr. Pazornik has a three year employment contract which expires in March 2000, wherein Mr. Pazornik is to serve as President of SLS for $85,000, subject to upward adjustment annually of 10%. In addition, Mr. Pazornik is due a bonus of $7,500 for the Company having received safety testing for the 150-250 watt HID ballast. Mr. Spire has a two year Contract to serve as Executive Vice President which expires in March 2000, wherein Mr. Spire receives $93,500, subject to upward adjustment annually of 10%. In addition, , Mr. Spire is due a bonus of $7,500 for the Company having received safety testing for the 150-250 watt HID ballast. Mr. Hoge has a three year employment contract which expires in March 2000, wherein Mr. Hoge is to serve as VP Engineering and Operations for $60,000, subject to upward annual adjustment of 10%. In addition, Mr. Hoge is due a bonus of $10,000 for the Company having received safety testing for the 150-250 watt HID ballast. Mr. Osher has a two year Contract to serve as Vice President Marketing which expires in March 2000, wherein Mr. Osher receives $85,000 annually.

Mr. Pazornik and Mr. Spire have on occasion loaned the Company monies to overcome short term cash flow problem and have personally guaranteed the amount of $9,500 for the build out of the Company's offices in Hanover, MD.

As of the date of this submission, the Company has outstanding salaries due employees for FY98 of $28,750.02 for Mr. Pazornik, $12,383.25 for Mr. Spire, and $19,265.71 for Mr. Hoge.


ITEM 13.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
FORM 8-K

(a)	Financial Statements and associated Schedules are listed in
the index to the financial statements 	and filed under Item 7,
Financial Statements, included elsewhere in this Form 10-KSB.

(b)	Reports on Form 8-K.  One report on Form 8-K was filed
contemporaneously with the filing of FY95-97 Form 10-KSB.

(c)	Exhibits

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


SLS INDUSTRIES, INC.


By:  RICHARD B. PAZORNIK, PRESIDENT


Dated: February 17, 1999

In accordance with the Exchange Act, this report has been signed by the following persons in the capacities and on the dates stated.

				DATE			CAPACITY

RICHARD B. PAZORNIK	February 17, 1999    Director

RONALD E. SPIRE 	February 17, 1999    Director





















FINANCIAL STATEMENTS AND
INDEPENDENT AUDITORS' REPORT

SLS INDUSTRIES, INC.
JANUARY 31, 1998 AND 1997





	TABLE OF CONTENTS


PAGE

INDEPENDENT AUDITORS' REPORT						     3


FINANCIAL STATEMENTS


BALANCE SHEET AS OF JANUARY 31, 1998					4


STATEMENTS OF OPERATIONS FOR THE YEARS ENDED
    JANUARY 31, 1998 AND 1997							5


STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
    FOR THE YEARS ENDED JANUARY 31, 1998 AND 1997			6


STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
    JANUARY 31, 1998 AND 1997							7


NOTES TO FINANCIAL STATEMENTS							9





INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
SLS Industries, Inc.

We have audited the accompanying balance sheet of SLS Industries, Inc. as of January 31, 1998, and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for each of the two years ended January 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SLS Industries, Inc. as of January 31, 1998, and the results of its operations and its cash flows for each of the two years ended January 31, 1998, in conformity with generally accepted accounting principles.


Baltimore, Maryland
August 13, 1998
SLS Industries, Inc.
BALANCE SHEET
January 31, 1998

ASSETS
CURRENT ASSETS
  Cash                                           $5,647
  Accounts receivable - other                       145
  Due from officer                                6,194

    Total current assets                         11,986

PROPERTY AND EQUIPMENT, NET                      21,052

OTHER ASSETS
  Intangibles, net                                2,089
  Patent Costs                                    6,945

    Total Assets                                $42,072

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
  Notes Payable                                 $60,800
  Due to officer                                115,854
  Due to stockholder                              4,900
  Accounts payable                               72,693
  Accrued expenses                               44,198

    Total current liabilities                   298,445

COMMITMENTS AND CONTINGENCIES                         -

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, Class A convertible, par
    value $.001 per share 10,000,000 shares
    authorized; - 0 - shares issued and
    outstanding
  Common stock, par value $.001 per share,
    150,000,000 shares authorized; 15,563,346
    shares issued and outstanding                15,563
  Additional paid-in capital                  1,556,500
  Accumulated deficit                        (1,828,436)

    Total stockholders' equity (deficit)       (256,373)

    Total liabilities and stockholders'
      equity (deficit)                       $   42,072

See notes to financial statements




SLS Industries, Inc.
STATEMENTS OF OPERATIONS
Years ended January 31, 1998 and 1997


1998 1997

Revenue
  Other income                              $1,787     $21,773

    Total revenue                            1,787      21,773

Expenses
  Research and development                 107,906      31,763
  Marketing, general and administrative    579,348     526,318
  Interest                                     244       6,583

    Total expenses                         687,498     564,664

    NET LOSS                             $(685,711)  $(542,891)

Basic and diluted net loss
  per common share                         $(0.045)    $(0.071)






See notes to financial statement

SLS Industries, Inc.
STATEMENTS OF CHANGES IN STOCKHOLDERS" EQUITY (DEFICIT)
Years ended January 31, 1998 and 1997

                                                                  Total
                                      Additional                  Stockholders'
                   Common Stock       Paid-In       Accumulated   Equity
                   Number    Amount   Capital       Deficit       (Deficit)
Balance,
  January 31, 1996 7,188,759 $ 7,189  $  286,176   $(599,834)     $ (306,469)

Shares issued in
  lieu of compensation
  and bridge loan
  financing        2,500,000   2,500       -            -             2,500

Shares issued in
  private placement
  offering         5,273,750   5,274   1,049,476        -          1,054,750

Net loss                   -       -           -    (542,891)       (542,891)

Balance,
  January 31, 1997 14,962,509  14,963  1,335,652  (1,142,725)        207,890

Shares issued         510,837     510    172,982           -         173,492

Shares issued
  in lieu of
  compensation         90,000      90     47,866           -          47,956

Net Loss                    -       -          -     (685,711)      (685,711)

Balance
  January 31, 1998 15,563,346  $15,563 $1,566,500  $(1,828,436)    $ (256,373)









See notes to financial statements



SLS Industries, Inc.
STATEMENTS OF CASH FLOWS
Years ended January 31, 1998 and 1997


                                                    1998         1997
Cash flows from operating activities
  Net Loss                                        $(685,711)     $(542,891)
  Adjustments to reconcile net loss to net cash
    used in operating activities
    Depreciation and amortization                     8,522          5,523
    Issuance of common stock in lieu of
      compensation and bridge loan financing         47,956          2,500
      Change in operating assets and liabilities
        Decrease (increase) in accounts
         receivable - other                          63,763        (53,908)
        Increase in patent costs                     (6,945)             -
        Increase in accounts payable                 46,435         11,777
        Increase (decrease) in accrued expenses      44,198        (23,284)
        Decrease in accrued interest payable              -         (1,563)

          Net cash used in operating activities    (481,782)      (601,846)

Cash flows from investing activities
  Purchase of property and equipment                (17,094)        (2,243)

         Net Cash used in investing activities      (17,094)        (2,243)

Cash flows from financing activities
  Proceeds from issuance of stock                   173,492       1,054,750
  Borrowings under notes payable and long-term debt  27,500               -
  Repayment of notes payable and long-term debt           -        (125,000)
  Advances from officers, net                       (28,632)        (20,424)

        Net cash provided by financing activities   172,360          909,326

        NET (DECREASE0) INCREASE IN CASH           (326,516)         305,237

Cash, beginning of the year                         332,163          26,926

Cash, end of year                                $    5,647        $332,163

(continued)




SLS Industries, Inc.
STATEMENTS OF CASH FLOWS
Years ended January 31, 1998 and 1997


Supplemental schedule of noncash financing activities
  During 1997, 1,875,000 shares of common
    stock were issued at par value ($1,875)
    in lieu of compensation to various
    consultants and 625,000 shares were
    issued at par value ($625) to holders of the bridge loan notes

  During 1998, 50,000 shares of common stock were issued at par value ($50) in lieu of compensation to a consultant and 40,000 shares were issued at par value
    ($40) plus $47,866 of additional paid in capital in lieu of compensation to a communications company for financial communication and related advisory services.








See notes to financial statements



SLS Industries, Inc.
NOTES TO FINANCIAL STATEMENTS
January 31, 1998 and 1997


NOTE A - REORGANIZATION AND MERGER

Photo Acoustic Technology, Inc. was formed on September 14, 1983, to design, develop, manufacture and market surface quality inspection systems. Photo Acoustic Technology, Inc.'s products utilized advance photo-emission technology for the detection of thin film surface contamination and thickness measurement of thin film coatings. This business was discontinued in July 1994.

Effective July 12, 1994, Paradigm Industries, Inc., exchanged all of its shares for 40,638,121 shares of common stock of Photo Acoustic Technology, Inc. which represents 93.5% of the issued and outstanding common stock of Photo Acoustic Technology, Inc. On July 12, 1994, in conjunction with the reorganization and recapitalization 35,738,195 shares of common stock of Photo Acoustic Technology, Inc. were issued and the remaining 4,899,926 shares are to be issued at a future date. For accounting purposes, the acquisition has been treated as a recapitalization of Paradigm Industries, Inc., with Paradigm Industries, Inc. as the acquirer (a reverse acquisition). All operations of Photo Acoustic Technology, Inc., were discontinued and the assets and liabilities transferred to Photo Emission Tech, Inc. There were no operations of Paradigm Industries, Inc., prior to July 12, 1994.

Paradigm Industries, Inc., was incorporated in the State of Maryland on October 4, 1993. Paradigm Industries, Inc. was formed to design, manufacture and sell a series of energy efficient electronic ballasts for High Intensity Discharge (HID) lamps which include a full range of wattage for both Metal Halide and High Pressure sodium lamps. Through January 31, 1998, there were no sales of this product. Paradigm Industries, Inc. changed its name to Photo Acoustic Technology, Inc. after the reorganization and recapitalization, and then on January 15, 1996, changed its name to SLS Industries, Inc.

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

Intangibles

Intangibles include start-up costs which are amortized by the straight-line method over a sixty month period. Total accumulated amortization at January 31, 1998 was $9,306.

Patent Costs

Patent costs include legal costs associated with developing a patent. The costs will be amortized by the straight-line method over a sixty month period once approved.



SLS Industries, Inc.
NOTES TO FINANCIAL STATEMENTS
January 31, 1998 and 1997

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Net Loss Per Share

During 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Basic and diluted earnings per share have been calculated in accordance therewith for both 1998 and 1997. The warrants do not have a dilutive effect because the average market price of the common stock does not exceed the exercise price of the warrants. Net loss per common share is based on net loss divided by the weighted average number shares outstanding. Weighted average common shares outstanding for 1998 and 1997, were 15,209,292 and 7,661,956, respectively.

NOTE C - RELATED PARTY TRANSACTIONS

Due from Officer

At January 31, 1998, advances made to an officer amounted to $4,570. The advances are non-interest bearing and payable upon demand. In addition, an officer received a loan in the amount $20,654, payable in monthly installments of $750. The note receivable bears interest at a rate of 8%. The balance of the note receivable as of January 31, 1998, was $1,564 with accrued interest receivable of $60.

Due to Officer

At January 31, 1998, the Company owed an officer $115,854. These advances are non-interest bearing and due on demand.

NOTE D - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at January 31, 1998:

     Office furniture                           $10,021
     Machinery and equipment                      8,811
     Office equipment                            20,882

                                                 39,714
     Less accumulated depreciation               18,662

       Property and equipment, net              $21,052





NOTE E - NOTES PAYABLE

The Company has notes payable to W. Zimmerman, M. Bein and B.
Pauley in the amounts of $33,300, $22,500 and $5,000, respectively. These notes are non interest bearing and due on demand. In February 1998, $16,230 shares were issued to B.
Pauley for the $5,000 due him at January 31, 1998.

In connection with the private placement offering described in Note H, the Company issued notes totaling $125,000 for bridge loan financing. Each bridge loan unit is an unsecured note payable, bearing 10% interest and due upon the earlier of the receipt of $1,000,000 from a private placement, another financing, or a financing of any other means. Each note for $50,000 included 10,000 shares of Class A, convertible preferred stock, each share is convertible into ten shares of common stock and 10,000 Class A warrants to purchase shares of Class A, convertible preferred stock at a strike price of $3.00 per share. The warrants are exercisable ninety (90) days from the date of the bridge loan offering and expire four (4) years from date of offering. The bridge loan financing was repaid on July 22, 1996.

NOTE F - STOCK OPTIONS AND WARRANTS

Stock Options

On May 6, 1998, the Company entered into an agreement with GFC Communications Corp. (GFC) concerning financial communication and related advisory services. Along with various consideration given to GFC by the Company, the Company granted GFC options to purchase 350,000 shares of the Company's common stock. During the year certain of these options expired and the balance outstanding at January 31, 1998 is as follows:

                                  Balance                 Balance
Expiration                        January     Shares      January
Date         Shares     Price     31, 1997    Expired     31, 1998

9/97        100,000     $ .50            -     100,000           -
11/97        50,000     $ .75            -      50,000           -
1/98         50,000     $1.00            -      50,000           -
2/98         25,000     $1.00            -           -      25,000
4/98         50,000     $1.50            -           -      50,000
5/98         75,000     $1.50            -           -      75,000

            350,000                      -     200,000     150,000


Warrants

During 1996, in connection with the bridge loan financing, the Company issued 25,000 Class A warrants which enabled the holder to purchase one share of the Company's Class A, Convertible Preferred Stock at a strike price of $3.00 per share. As of January 31, 1998 and 1997, no warrants had been exercised.

During the year, warrants were canceled and the balance outstanding at January 31, 1998 is as follows:

                                  Balance                 Balance
Expiration                        January     Shares      January
Date         Shares     Price     31, 1997    Cancelled   31, 1998

3/01/01     100,000     $1.25      100,000      100,000          -
2/29/00      10,000     $3.00       10,000            -     10,000
2/29/00      10,000     $3.00       10,000            -     10,000
2/29/00       5,000     $3.00        5,000            -      5,000

            125,000                125,000       100,000    25,000


NOTE G - INCOME TAXES

The Company has net operating loss (NOL) carryforwards of approximately $1,700,000 for Federal income tax purposes, which are available to offset future taxable income through 2009. Due to the reorganization and recapitalization, the ability to utilize approximately $1,000,000 of the NOL is limited by the Internal Revenue Code, therefore, deferred income taxes have been calculated assuming no benefit from this net operating loss carryforward will be realized.

The Company also has available, approximately $4,000 and $40,000 in investment tax credits and research and development credits, respectively, to offset future Federal income taxes. The combined credits expire in fiscal years 1999 ($2,000), 2000 ($22,000), 2003
($8,000), 2004 ($4,000) and 2007 ($8,000).

The components of deferred tax assets at January 31, 1998 is as follows:

Investment tax and research and development credits     $44,000

Less valuation allowance                                 44,000

                                                        $     -


NOTE H - PRIVATE PLACEMENT

On February 29, 1996, the Company signed an agreement for private placement financing. The private placement offering, included, offering 500,000 shares of its Series A, Convertible Preferred Shares at $2.00 per share. Each share is convertible into ten shares of common stock. All funds raised were deposited into an escrow account, set up by the Company for the financial consulting services rendered. The Company pays a fee consisting of a maximum of $130,000 payable as monies are received on a pro-rata basis ($.13 per each $1.00 paid into the escrow account). Also, as part of the agreement, the Company issued 1,175,000 shares of common stock to the private placement agent as additional compensation. This stock was issued on January 31, 1997. The private placement raised approximately $1,054,750.

The private placement agent also earned one warrant for every five shares of Series A, Convertible Preferred Shares issued (100,000 warrants). Each warrant was exercisable for a period of five years, beginning February 29, 1996, and each warrant entitled the holder to purchase one share of common stock for $1.25. As of January 31, 1998, these warrants have been canceled.


NOTE I - CONSULTING AGREEMENTS

On February 2, 1996, the Company entered into an agreement with Lighting Control, Inc. (LCI) to complete the design and development of the Company's electronic ballasts for high
intensity discharge lamps.   In consideration for providing such
services the Company shall pay LCI an amount equal to the actual cost of providing such services or $30,000 whichever is less. The amount charged to operations for years ending January 31, 1998 and 1997 was $12,391 and $20,796, respectively.

On March 13, 1996, the Company entered into an agreement with Eclipse Technology, Inc. (Eclipse) to provide expertise in the development of new products, sales, distribution and manufacture. The president of Eclipse currently sits as a SLS Industries, Inc. member of the Company's Board of Directors. In consideration for providing such services, Eclipse shall be entitled to receive a monthly minimum fee equal to $3,000 with additional commissions earned based on the following:

              Gross Sales                      Percent
          $1 - $1,000,000                         3%
          $1,000,001 - $5,000,000               2.5%
          Over $5,000,000                         1%

Additionally, the first $3,000 of any commissions earned will be
offset by the monthly minimum fee payable.   Effective February 1,
1997, the agreement with Eclipse was amended to increase monthly minimum fee to $6,000, plus reimbursable expenses. The amount charged to operations for years ending January 31, 1998 and 1997 was $76,205 and $32,379, respectively. As of January 31, 1998, $10,591 remains unpaid. Also during the 1997 fiscal year the Company issued 500,000 shares common stock to the president of Eclipse Technology, Inc., who sits as a member of the Company's Board of Directors, for services rendered in lieu of compensation.


NOTE J - CAPITAL STOCK

Of the 15,563,346 shares of common stock outstanding at January
31, 1998, 13,180,405 shares are restricted under Rule 144 of the Securities Act of 1934.


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

NOTES TO FINANCIAL STATEMENTS
January 31, 1998 and 1997


NOTE L - COMMITMENT AND CONTINGENCIES

The Company has terminated the services of its prior legal counsel. At January 31, 1998, the Company is disputing the amount which the former counsel indicates is due them of approximately
$40,000.  This amount has not been accrued at January 31, 1998.

The Company has not filed its federal or state tax returns since
1994 and could be subject to penalties for late filing.

The Company is being sued for a breach of contract claim wherein the plaintiff has alleged the Company owes $38,870 to the plaintiff. The Company has denied the allegations. The Company's legal counsel has not determined the likelihood of an unfavorable outcome.